Form 10QSB
period 1996-09-30
SCANTEK MEDICAL INC
filed 1996-11-12
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to___________

                        Commission file number: 000-27592

                              SCANTEK MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

         New Jersey                                             84-1090126
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                  26 Merry Lane
                         East Hanover, New Jersey 07936
                    (Address of principal executive offices)
                                   (Zip Code)

                                  201-331-1766
              (Registrant's telephone number, including area code)


         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_    No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At November 1, 1996, there were 17,020,200 shares of Common Stock, $.0001 par value, outstanding.

                              SCANTEK MEDICAL, INC.
                          (A DEVELOPMENT STATE COMPANY)

                                      INDEX

                                                                               Page Number
                                                                               -----------

Part I.         Financial Information                                                1

     Item 1.    Financial Statements

                Consolidated Balance Sheets as
                of September 30, 1996 (unaudited)
                and June 30, 1996                                                    2

                Consolidated Statements of Operations for the Three
                Months Ended September 30, 1996 and 1995 (unaudited)
                and for the Period June 10, 1988 (Date of Formation)
                through September 30, 1996                                           3

                Consolidated Statements of Stockholders' Equity
                (Deficiency) for the Years Ended June 30, 1996, 1995,
                1994, 1993, 1992 and 1991, and for the Period June
                10, 1988 (Date of Formation) through September 30,
                1996                                                             4 - 7

                Consolidated Statements of Cash Flows for the Three
                Months Ended September 30, 1996 and 1995 (unaudited)
                and for the Period June 10, 1988 (Date of
                Formation) through September 30, 1996                            8 - 9

                Notes to Financial Statements
                (unaudited)                                                     10 - 12

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                                   13 - 16

Part II.        Other Information

  Item 1.       Legal Proceedings                                                    17

  Item 6.       Exhibits and Report on Form 8-K                                      17

Signatures                                                                           18

PART I. Financial Information

     Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Registration Statement on Form 10-SB for the year ended June 30, 1996.

     The results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                    September 30,      June 30,
                                                       1996              1996
                                                       ----              ----
Current Assets:                                      (Unaudited)
  Cash and cash equivalents                          $  659,742      $  247,515
  Marketable securities                               4,674,378         638,832
  Prepaid expenses and other current
   assets                                                12,951            --
                                                     ----------      ----------
     Total Current Assets                             5,347,071         886,347
                                                     ----------      ----------

Equipment - net                                         302,017           2,346

Other assets - net                                      331,333         358,218
                                                     ----------      ----------

         TOTAL ASSETS                                $5,980,421      $1,246,911
                                                     ==========      ==========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Short-term debt                                   $   17,000       $   17,000
  Note payable to officer                              304,993          304,993
  Accounts payable                                     253,091          351,279
  Accrued interest                                      38,584          247,784
  Accrued salaries                                     429,869          398,619
  Accrued expenses                                       7,373           22,623
  Deferred income taxes                                102,000             --
                                                    ----------       ----------
     Total Current Liabilities                       1,152,910        1,342,298
                                                    ----------       ----------

Deferred income                                        826,582          826,582
Long-term debt                                         938,006          938,006
                                                    ----------       ----------
         Total Liabilities                           2,917,498        3,106,886
                                                    ----------       ----------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Common stock, par value $.0001
   per share - authorized
   500,000,000; outstanding
   17,020,200 and 15,790,200                             1,702            1,579
  Additional paid-in-capital                         2,905,248        1,725,371
  Unrealized gain on marketable
   securities                                        4,298,046          364,500
  Deficit accumulated during
   development stage                                (4,142,073)      (3,951,425)
                                                   -----------      -----------
         Total Stockholders' Equity
          (Deficiency)                               3,062,923       (1,859,975)
                                                   -----------      -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY)                      $ 5,980,421      $ 1,246,911
                                                   ===========      ===========

                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the Three Months Ended                     For the Period
                                                         ---------------------------------------               June 10, 1988
                                                                       September 30,                       (Date of Formation)
                                                         ---------------------------------------                 through
                                                              1996                       1995                September 30, 1996
                                                         ------------               ------------            ------------------
                                                                       (Unaudited)
Income:
  Interest income                                        $      4,656               $        100               $     10,605
  Consulting                                                     --                         --                       15,000
  Miscellaneous                                                  --                         --                      207,250
                                                         ------------               ------------               ------------
         Total Income                                           4,656                        100                    232,855
                                                         ------------               ------------               ------------

Costs and Expenses:
  General and adminis-
   trative expenses                                            75,479                     78,395                  2,420,012
  Amortization and
   depreciation                                                27,214                     27,559                    555,854
  Interest expense                                             26,318                     22,320                    392,039
  Research and
   development                                                 66,293                     43,500                  1,007,023
                                                         ------------               ------------               ------------

         Total Costs and
           Expenses                                           195,304                    171,774                  4,374,928
                                                         ------------               ------------               ------------


Net (Loss)                                               $   (190,648)              $   (171,674)              $ (4,142,073)
                                                         ============               ============               ============

(Loss) per common share                                         $(.01)                     $(.01)
                                                                =====                      =====

Weighted average number
 of common shares out-
 standing                                                  15,821,311                 14,690,313
                                                         ============               ============



                 See notes to consolidated financial statements.
                                       -3-

                                                    SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                       (DEVELOPMENT STAGE COMPANIES)
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                              Accumulated
                                                                                               (Deficit)     Unrealized
                                      Common Stock            Treasury Stock      Additional  During the      Gain on
                                 ---------------------    ---------------------    Paid - In   Development    Marketable
                                  Shares       Amount      Shares       Amount      Capital       Stage       Securities     Total
                                 --------     --------    -------      --------     -------       -----       ----------     -----
Original Capitalization:
  Sale of stock
   ($.023 per share)             2,000,000      $ 200         --      $    --      $ 45,894     $   --        $   --      $  46,094

  Issuance of options for
   services rendered (valued
   at .10 per share)                                                                  5,000                                   5,000

  Net (loss) June 10, 1988
   (Date of Formation)
   through June 30, 1991              --         --           --           --          --        (18,751)         --        (18,751)
                                 ---------      -----     --------    ---------    --------     --------      --------    ---------

Balance June 30, 1991            2,000,000        200         --           --        50,894      (18,751)         --         32,343

 .7 for 1 reverse stock
  split                           (600,000)       (60)        --           --            60         --                         --

 Donated stock to treasury                                 500,000         --          --           --                         --

 Issuance of stock to acquire
  subsidiary ($.006 per
  share)                         7,100,000        710         --           --        99,290         --                      100,000

 Sale of treasury stock
  ($2.50 per share)                                        (18,000)        --        45,000                                  45,000

 Treasury stock exchanged for
  services rendered (valued at
  $.023 per share)                                        (433,000)        --        10,000                                  10,000

  Net (loss), June 30, 1992           --          --          --           --          --       (485,314)         --       (485,314)
                                 ---------      -----     --------    ---------    --------     --------      --------    ---------

Balance, June 30, 1992           8,500,000        850       49,000         --       205,244     (504,065)         --       (297,971)



           See notes to consolidated financial statements.           (Continued)

                                                    SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                       (DEVELOPMENT STAGE COMPANIES)
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                              Accumulated
                                                                                               (Deficit)      Unrealized
                                      Common Stock            Treasury Stock      Additional   During the     Gain on
                                 ---------------------     --------------------    Paid - In   Development    Marketable
                                  Shares       Amount      Shares       Amount      Capital       Stage       Securities     Total
                                 --------     --------     ------      --------     -------       -----       ----------     -----
 Treasury stock exchanged
  for services rendered
  (valued at $0.125 per share)                              (49,000)                 6,125                                    6,125

 Issuance of stock for
  professional services
  rendered (valued at $.25
  to $.50 per share)             1,450,000        145                      --      412,355                                  412,500

 Issuance of stock for
  contract release (valued
  at $1.00 per share)               35,000          4                      --       34,996                                   35,000

  Net (loss)                          --          --           --          --         --          (924,969)                (924,969)
                                ----------      -----       -------   ---------    -------      ----------    --------   ----------

Balance, June 30, 1993           9,985,000        999          --          --      658,720      (1,429,034)       --       (769,315)

 Issuance of callable
  warrants for services
  rendered (valued at
  $.125 per share)                    --          --           --          --       15,625            --                     15,625

 Issuance of stock in
  connection with bridge
  loan financing (issued
  at $1.00 per share)               37,200          4          --          --       37,196            --                     37,200

  Net (loss)                          --          --           --          --         --          (969,408)                (969,408)
                                ----------      -----       -------   ---------    -------      ----------    --------   ----------

Balance, June 30, 1994          10,022,200      1,003          --          --      711,541      (2,398,442)       --     (1,685,898)



           See notes to consolidated financial statements.           (Continued)

                                                    SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                       (DEVELOPMENT STAGE COMPANIES)
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                              Accumulated
                                                                                               (Deficit)      Unrealized
                                      Common Stock            Treasury Stock      Additional   During the     Gain on
                                 ---------------------     --------------------    Paid - In   Development    Marketable
                                  Shares       Amount      Shares       Amount      Capital       Stage       Securities     Total
                                 --------     --------     ------      --------     -------       -----       ----------     -----
 Issuance of stock in
  connection with bridge
  loan financing (issued
  at $1.00 per share)                12,000         1         --        --          11,999           --                      12,000

 Issuance of stock for
  services rendered (valued
  at $.125 per share)               621,250        62         --        --          77,594           --                      77,656

  Net (loss)                           --         --          --        --            --         (736,267)        --       (736,267)
                                 ----------     -----       ------    ------      --------     ----------     --------   ----------

Balance - June 30, 1995          10,655,450     1,066         --        --         801,134     (3,134,709)        --     (2,332,509)

 Issuance of stock exchanged
  for accrued salaries (valued
  at $.10 per share)              4,550,000       455         --        --         454,545           --                     455,000

 Long-term debt (valued at
  $1.00 per share)                  151,084        15         --        --         151,069           --                     151,084

 Issuance of stock for
  services rendered (valued
  at $.60 per share)                433,666        43         --        --         273,623           --                     273,666

 Issuance of warrants for
  services rendered (valued
  at $.30 per share)                   --         --          --        --          45,000           --                      45,000

 Change in unrealized gain on
  marketable securities                --         --          --        --            --             --       364,500       364,500

  Net (loss)                           --         --          --        --            --         (816,716)       --        (816,716)
                                 ----------     -----       ------    ------      --------     ----------     --------   ----------

Balance - June 30, 1996          15,790,200     1,579         -         -         1,725,371    (3,951,425)    364,500     1,859,975)



                 See notes to consolidated financial statements.
                                       -6-

                                                    SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                       (DEVELOPMENT STAGE COMPANIES)
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                              Accumulated
                                                                                               (Deficit)      Unrealized
                                      Common Stock            Treasury Stock      Additional   During the     Gain on
                                 ---------------------     --------------------    Paid - In   Development    Marketable
                                  Shares       Amount      Shares       Amount      Capital       Stage       Securities     Total
                                 --------     --------     ------      --------     -------       -----       ----------     -----
 Issuance of stock in
  connection with private
  placement offering
  (issued at 1.00 per share)       500,000          50                               499,950                             $  500,000

 Issuance of stock in
  connection with private
  placement (issued at
  $1.00 per share)                 570,000          57                               569,943                                570,000

 Issuance of stock for pro-
  fessional services ren-
  dered (valued at $.167)           60,000           6                                 9,994                                 10,000

 Issuance of stock in lieu
  of payment on equipment
  (valued at $1.00 per share)      100,000          10                                99,990                                100,000

 Change in unrealized gain on
  marketable securities                                                                                       3,933,546   3,933,546

 Net (loss) - three month
  period                                                                                          (190,648)                (190,648)
                                 ----------     ------       -------  -------     ----------   -----------   ----------  ----------

Balance - September 30,
 1996                            17,020,200     $1,702          --    $  --       $2,905,248   $(4,142,073)  $4,298,046  $3,062,923
                                 ==========     ======       =======  =======     ==========   ===========   ==========  ==========



                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    For the Period
                                                                            For the Three Months Ended              June 10, 1988
                                                                                     September 30,               (Date of Formation)
                                                                         --------------------------------              through
                                                                             1996                1995            September 30, 1996
                                                                         -----------          -----------        ------------------
                                                                                     (Unaudited)
Cash flows from operating activities:
  Net (loss)                                                             $  (190,648)         $  (171,674)           $(4,142,073)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Gain on distribution of marketable securities                                 --                   --                 (182,250)
  Depreciation and amortization                                               27,214               27,558                555,854
  Non-employee stock based compensation                                         --                   --                  845,572
  Non-cash officers compensation                                                --                455,000                639,500
  Other non-cash items                                                        10,000                3,000                124,284
  Changes in operating assets and liabilities                               (304,339)            (332,983)             1,374,814
                                                                         -----------          -----------            -----------
         Net Cash (Used in) Operating Activities                            (457,773)             (19,099)              (784,299)
                                                                         -----------          -----------            -----------

Cash flows from investing activities:
  Purchases of patents                                                          --                   --                  (76,069)
  Organization costs                                                            --                   --                 (199,672)
  Purchase of property, plant and equipment                                 (200,000)                --                 (207,311)
                                                                         -----------          -----------            -----------
         Net Cash (Used) in Investing Activities                            (200,000)                --                 (483,052)
                                                                         -----------          -----------            -----------

Cash flows from financing activities:
   Proceeds from borrowings                                                     --                   --                  536,006
   Proceeds from officer loans                                                  --                  5,000                306,993
   Repayment of officer loans                                                   --                   --                   (2,000)
   Repayment of notes                                                           --                   --                  (75,000)
   Proceeds from sale of common and treasury
    stock                                                                  1,070,000                 --                1,161,094
                                                                         -----------          -----------            -----------
         Net Cash Provided by Financing Activities                         1,070,000                5,000              1,927,093
                                                                         -----------          -----------            -----------

Net Increase (Decrease) in Cash                                              412,227              (14,099)               659,742
Cash - beginning of period                                                   247,515               19,782                   --
                                                                         -----------          -----------            -----------

Cash and cash equivalents - end of period                                $   659,742          $     5,683            $   659,742
                                                                         ===========          ===========            ===========


           See notes to consolidated financial statements.           (Continued)

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       For the Period
                                                                     For the Three Months Ended        June 10, 1988
                                                                             September 30,           (Date of Formation)
                                                                   ------------------------------          through
                                                                      1996                1995        September 30, 1996
                                                                   ----------           ---------        -----------
                                                                              (Unaudited)
Changes in Operating Assets and Liabilities
 Consist of:
  (Increase) in prepaid expenses and other
   current assets                                                  $  (12,951)          $    --          $   (12,951)
  Increase (decrease) in accounts
   payable and accrued expenses                                      (291,388)           (384,306)           837,864
  Increase in deferred income                                            --                50,000            550,000
  Increase (decrease) in accrued
   franchise tax                                                         --                 1,323                (99)
                                                                   ----------           ---------        -----------
                                                                   $ (304,339)          $(332,983)       $ 1,374,814
                                                                   ==========           =========        ===========
Supplementary information:
 Cash paid during the year for:
   Interest                                                        $  235,518           $    --          $   250,858
                                                                   ==========           =========        ===========
   Income taxes                                                    $     --             $    --          $    13,347
                                                                   ==========           =========        ===========
Non-cash investing activities
  Debt incurred for asset transfer agreement
   of patents                                                      $     --             $    --          $   600,000
                                                                   ==========           =========        ===========
  Acquisition of subsidiary for common stock                       $     --             $    --          $   100,000
                                                                   ==========           =========        ===========
  Acquisition of marketable securities
   in connection with licensing agreement                          $     --             $    --          $   276,582
                                                                   ==========           =========        ===========
  Unrealized (gain) on marketable securities                       $3,933,546           $    --          $ 4,298,046
                                                                   ==========           =========        ===========
Non-Cash Financing Activities:
 Conversion of accounts payable and accrued
  expenses to common stock                                         $  110,000           $    --          $   953,106
                                                                   ==========           =========        ===========
 Conversion of accounts payable to stock
  options                                                          $     --             $    --          $     5,000
                                                                   ==========           =========        ===========
 Conversion of accounts payable to warrants                        $     --             $    --          $    60,625
                                                                   ==========           =========        ===========
 Conversion of accounts payable to treasury
  stock                                                            $     --             $    --          $    16,125
                                                                   ==========           =========        ===========
 Conversion of accrued officers salaries
  to common stock                                                  $     --             $ 455,000        $   457,250
                                                                   ==========           =========        ===========
 Conversion of long-term debt to common
  stock                                                            $     --             $    --          $   121,000
                                                                   ==========           =========        ===========


                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations and cash flows for the three months ended September 30, 1996 and 1995, and for the period June 10, 1988 (Date of Formation) through September 30, 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the September 30, 1995 financial statements have been reclassified to conform to September 30, 1996 classifications.

2. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees in Notes to Annual Financial Statements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in a note to its annual financial statements.

3. (Loss) Per Share - Loss per common share for the three months ended September 30, 1996 and 1995 were computed using the weighted average number of common shares outstanding during the period. The effect of outstanding stock options and warrants were not considered as their effect was antidilutive.

4.   EQUIPMENT

     Equipment consists of the following:

                                                   September 30,        June 30,
                                                       1996               1996
                                                     --------           --------
     Medical equipment                               $  4,000           $  4,000
     Furniture and fixtures                             9,462              9,462
     Deposit on equipment                             300,000               --
                                                     --------           --------
                                                      313,462             13,462
     Less accumulated
      depreciation                                     11,445             11,116
                                                     --------           --------

         Net Equipment                               $302,017           $  2,346
                                                     ========           ========

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   OTHER ASSETS

     Other assets are as follows:
                                                   September 30,        June 30,
                                                       1996               1996
                                                     --------           --------

     Patent costs                                    $676,069           $676,069
     Organization costs                               199,672            199,672
                                                     --------           --------
                                                      875,741            875,741
     Less accumulated
      amortization                                    544,408            517,523
                                                     --------           --------

                                                     $331,333           $358,218
                                                     ========           ========

6.   DEBT

     Short-term debt consists of the following:

                                                     September 30,      June 30,
                                                         1996              1996
                                                        -------          -------
     Unsecured note, due the
       earlier of December 12,
       1996 or from proceeds of
       any offering of shares to
       the public                                       $17,000          $17,000
                                                        =======          =======

     Long-term debt consists of the following:

                                                     September 30,      June 30,
                                                         1996             1996
                                                       --------         --------
     Unsecured notes, due upon
      completion of a secondary
      public offering, interest
      at 10% per year                                  $ 50,000         $ 50,000

     Unsecured note, interest at
      8% per year, due December
      31, 1997 and beyond per
      payment terms                                     888,006          888,006
                                                       --------         --------
                                                        938,006          938,006

     Current portion of long-term
      debt                                                 --               --
                                                       --------         --------

     Long-Term Debt                                    $938,006         $938,006
                                                       ========         ========

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   INCOME TAXES

          Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At June 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. At September 30, 1996, the Company has provided deferred taxes of $102,000 on the unrealized gain on marketable securities after offsetting the net operating loss carryforward. The deferred taxes are netted against the unrealized gain on marketable securities.

8.   COMMON STOCK

     a. On July 2, 1996, the Company completed a private placement of its common stock. The Company sold 500 units for gross proceeds of $500,000. Each unit consisted of 1,000 shares of the Company's common stock (500,000 shares in total) at a purchase price of $1.00 per share.

     b. On August 15, 1996, the Company completed a sale of its common stock with various investors. The Company sold 570,000 shares at a price of $1.00 per share, receiving $570,000 of aggregate proceeds. These shares were issued pursuant to the exemption from the registration provisions of the Security Act of 1933 provided by Regulation S promulgated thereunder.

9.   NOTE PAYABLE TO OFFICER

          The note payable to officer represents loans made to the Company by its President and Chief Executive Officer. The promissory note bears interest at prime plus one (1%) percent, nine and a quarter (9 1/4%) percent at September 30, 1996 and June 30, 1996, and is payable on demand. The note payable to officer was $304,993 at September 30, 1996 and June 30, 1996, respectively. Included in accrued interest was $7,053 at September 30, 1996. Accrued interest of $66,712 at June 30, 1996 was paid in August, 1996.

10.  COMMITMENTS

          In January 1991, the Company entered an agreement with Zigmed, Inc. (a company owned and controlled by the son of Mr. Zsigmond Sagi, the Company's President and Chief Executive Officer, who prior to 1990 owned Zigmed), pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the Company's product for the contract price of $1,750,680. Due to the fact that the Company has had insufficient capital, the production of the manufacturing equipment has been delayed. As a result, the contract for manufacturing the equipment has increased to $1,950,680. In August 1996, the Company paid Zigmed Inc. an advance deposit of $200,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The $300,000 is shown as Deposit on Equipment as a component of Equipment in the Company's consolidated balance sheet at September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

     The Company is a high-tech development stage company organized to develop, manufacture, sell and license products and devices to assist in the diagnosis and early detection of disease. At the present time, the Company is focusing to manufacture, sell and license the BreastAlert device. The device has been patented and has Food and Drug Administration ("FDA") approval for sale. The BreastAlert is a screening device which can detect breast tissue abnormalities, including breast cancer. The Company has not generated any revenues but has entered into a License Agreement whereby the licensee purchased the right to manufacture and sell the BreastAlert in the United States of America, Canada and their territories and possessions.

                     % Increase (Decrease) from Prior Period
                               Three Months Ended
                               September 30, 1996
                               Compared with Three
                                  Months Ended
                               September 30, 1995

General and adminis-
 trative expense                       (.4)
Amortization and
 depreciation                           --
Interest expense                      17.9
Research and
 development                          52.4
Net loss                              11.0


General and Administrative
--------------------------

     General and administrative expense remained relatively constant during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

Amortization and Depreciation
-----------------------------

     Amortization and depreciation for the three months ended September 30, 1996 and 1995, has remained relatively constant.

Interest Expense
----------------

     Interest expense was $26,318 for the three months ended September 30, 1996 compared to $22,320 for the three months ended September 30, 1995. The 17.9% increase was attributable to increases in the debt incurred by the Company during the previous fiscal year ending June 30, 1996.

Research and Development
------------------------

     Research and development expense increased 52.4% to $66,293 during the three months ended September 30, 1996 from $43,500 during the three months ended September 30, 1995. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources
-------------------------------

     The Company's need for funds has increased from period to period as it has incurred expenses for among other things, research and development; applications for domestic and international patent protection; licensing and pre-marketing activities; and attempts to raise the necessary capital for initial production. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and major shareholder. In addition, the Company's auditors' report for the year ended June 30, 1996 dated August 6, 1996, expressed an opinion as to the Company continuing as a going concern.

     On April 29, 1996, the Company entered into an Amended License Agreement with Humascan, Inc. ("Humascan" or "Licensee"), amending the October 20, 1995 License Agreement whereby Humascan purchased the right to manufacture and sell the BreastAlert in the United States and Canada and their respective territories and possessions and pay the Company a licensing fee of $1,600,000, $550,000 of which has been received as of September 30, 1996 and the issuance to the Company 1,004,063 shares (after a three for four stock split) of the outstanding common stock of Humascan. Thereafter (subject to acceptance of various equipment installations by Humascan), $175,000 is payable on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and $350,000 on January 31,
1999.

     In connection with the agreement, commencing with the first day of the first month in which the Licensed Product is sold and for each year through and including the termination date October 20, 2012, the Licensee agrees to pay the Company a royalty based on net sales, ranging from three (3%) percent of the first $2 million increasing to ten (10%) percent of net sales in excess of $10 million with a minimum royalty of $150,000 in the first year increasing to $600,000 in the fifth year and thereafter.

     United States Patent No. 4,190,058 for a "Device for Use in Early Detection of Breast Cancer", which was granted to Mr. Sagi on February 26, 1980, and Patent No. 4,651,749, entitled "Cancer Detection Patch Flexibility, Thermoconductivity, Webs", a partial continuation of Patent No. 4,190,058 will both expire on February 26, 1997. Upon expiration, the Company will no longer be able to avail itself of the protection afforded by the patent laws. The Company has currently filed for extensions for patent protection. Further, there is no assurance that other companies will not create substantially similar products.

     Additionally, any product manufactured or distributed by a company pursuant to FDA clearances or approvals is subject to pervasive and continuing regulation by FDA. There is no assurance that the FDA will not re-evaluate its basis for granting marketing rights to the Company to sell the BreastAlert.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
-------------------------------

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its product. The Company intends to construct a production facility abroad to manufacture, market and sell the BreastAlert to the international market. In January 1991, the Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the BreastAlert for the contract price of $1,750,680. Due to the fact that the Company has had insufficient capital, the production of the manufacturing equipment has been delayed. As a result, the contract for manufacturing the equipment has increased to $1,950,680. In August 1996, the Company paid Zigmed Inc. an advance deposit of $200,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price.

     The Company believes it must maintain a separate manufacturing facility from its licensee to sell the BreastAlert to the international market. To have economical and profitable endeavors the Company intends to set up its international activities outside of the U.S. The Company is looking for a possible manufacturing location which can give the Company good access to shipping, tax considerations, and low manufacturing cost. Due to the nature of the Company's product, shipping will be a major cost factor; therefore, the Company intends to set up the first manufacturing location in central Europe. Another major consideration is the segmental distribution of the product, because of policing of the crossover among distributor's areas. A final consideration is the ease of possible distribution into South East Asia and Asia in general from the European location.

     As part of the licensing agreement with Humascan, the Company can purchase $1 million worth of the BreastAlert to sell to the international market. This provision is valid only in the first year of Humascan's operations. This will enable the Company to start its distribution before its own production capability is ready. The cost to purchase the BreastAlert per the agreement is higher than if the Company was to manufacture the BreastAlert itself.

     In July and August, 1996, the Company completed two private placements of its common stock receiving gross proceeds of $1,070,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
-------------------------------

     The Company's success is dependent on raising sufficient capital to establish a production facility and purchase manufacturing equipment to manufacture the BreastAlert for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. However, the Company feels payments to be received on the initial license fee, the $1,070,000 of gross proceeds received from the two private placements and the marketable securities owned by the Company that are available for sale will be more than sufficient to cover the operations of the Company over the next twelve (12) months. The Company believes the BreastAlert will be commercially accepted throughout the international market. If the proposed production facility is not constructed, the Company, under a separate agreement, will be able to purchase additional units from Humascan to generate profits and cash flows to fund its current operations in the foreseeable future, despite the higher price it will pay for these units.

     As stated previously, the Company has financed its operations through private placements of its equity and debt securities and advances from the Company's President.

     In a 1994 private placement, the Company raised $246,000 through unsecured notes. Each noteholder did receive 2,000 shares of the Company's common stock as additional consideration for their ten (10%) percent promissory note. The promissory notes issued in connection with these bridge loans are due in full upon the completion of a public offering by the Company. In March 1995, the Company offered to convert the promissory notes into shares of the Company's common stock at a conversion price of $1.00 per share. As of September 30, 1996, $121,000 of promissory notes, plus interest, were converted into 151,084 shares and $75,000 of these notes were repaid.

     On June 30, 1996, the Company consolidated a $288,006 note, due June 30, 1996 and a $600,000 note, due August 20, 1996 into one note for $888,006 bearing simple interest at eight (8%) percent per year. The note is due December 31, 1997 and beyond per payment terms.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

PART II.  Other Information

     Item 1.   Legal Proceedings

               See Item 3 of the Company's Form 10-SB for the year ended June 30, 1996.

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

               (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SCANTEK MEDICAL INC.



                                          By:/s/ Zsigmond Sagi
                                             -----------------------------------
                                             Zsigmond Sagi, President and
                                             Chief Financial Officer



Dated:  November 12, 1996