Form 10QSB
period 1996-12-31
SCANTEK MEDICAL INC
filed 1997-02-19
CIK 926229

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996

                                          OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ............. to ............

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

           ---------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---      ---
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    At February 1, 1997, there were 17,117,700 shares of Common Stock, $.0001 par value, outstanding.

                                SCANTEK MEDICAL, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                        INDEX

                                                                Page Number
                                                                -----------
Part I.       Financial Information                                  1

  Item 1.     Financial Statements

              Consolidated Balance Sheets as
              of December 31, 1996 (unaudited)
              and June 30, 1996                                      2

              Consolidated Statements of Operations
              for the Six Months and Three Months
              Ended December 31, 1996 and 1995
              (unaudited) and for the Period June
              10, 1988 (Date of Formation) through
              December 31, 1996                                      3

              Consolidated Statements of Stockholders'
              Equity (Deficiency) for the Period  June 10,
              1988 (Date of Formation) through December
              31, 1996                                             4 - 7

              Consolidated Statements of Cash Flows
              for the Six Months Ended December 31,
              1996 and 1995 (unaudited) and for the
              Period June 10, 1988 (Date of Formation)
              through December 31, 1996                            8 - 9

              Notes to Consolidated Financial Statements
              (unaudited)                                         10 - 12

  Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                       13 - 17

Part II.      Other Information

  Item 1.     Legal Proceedings                                      18

  Item 6.     Exhibits and Report on Form 8-K                        18

              Signatures                                             19

PART I.  Financial Information

     Item 1.  FINANCIAL STATEMENTS

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Registration Statement on Form 10-SB for the year ended June 30, 1996.

         The results of operations for the six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS

                                                 December 31,         June 30,
                                                -------------        ----------
                                                    1996               1996
                                                -------------        ----------
Current Assets:                                  (Unaudited)
  Cash and cash equivalents                     $   547,491        $   247,515

  Marketable securities                           4,966,527            638,832
                                                 ----------         ----------
     Total Current Assets                         5,514,018            886,347
                                                 ----------         ----------

Equipment - net                                     338,080              2,346

Other assets - net                                  304,545            358,218
                                                 ----------         ----------

    TOTAL ASSETS                                $ 6,156,643        $ 1,246,911
                                                 ----------         ----------
                                                 ----------         ----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Short-term debt                               $      -           $    17,000
  Current portion - long-term debt                  175,000               -
  Note payable to officer                           304,993            304,993
  Accounts payable                                  260,379            351,279
  Accrued interest                                   64,085            247,784
  Accrued salaries                                  481,119            398,619
  Accrued expenses                                     -                22,623
  Deferred income taxes                             129,000               -
                                                 ----------         ----------
     Total Current Liabilities                    1,414,576          1,342,298
                                                 ----------         ----------

Deferred income                                     829,082            826,582
Long-term debt                                      763,006            938,006
                                                 ----------         ----------
    Total Liabilities                             3,006,664          3,106,886
                                                 ----------         ----------


Stockholders' Equity (Deficiency):
  Common stock, par value $.0001
   per share - authorized
   500,000,000; outstanding
   17,117,700 and 15,790,200                          1,712              1,579
  Additional paid-in-capital                      2,955,387          1,725,371
  Unrealized gain on marketable
   securities                                     4,563,195            364,500
  Deficit accumulated during
   development stage                             (4,370,315)        (3,951,425)
                                                 ----------         ----------
    Total Stockholders' Equity
     (Deficiency)                                 3,149,979         (1,859,975)
                                                 ----------         ----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)                        $ 6,156,643        $ 1,246,911
                                                 ----------         ----------
                                                 ----------         ----------


                   See notes to consolidated financial statements.
                                         -2-

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                 Six Months Ended              Three Months Ended         For the Period
                             --------------------------    --------------------------      June 10, 1988
                                    December 31,                   December 31,         (Date of Formation)
                             --------------------------    --------------------------        through
                                 1996          1995           1996            1995       December 31, 1996
                             -----------    -----------    -----------    -----------   -------------------
Income:
  Interest income           $    11,185    $       171    $     6,529    $       100    $    17,134
  Consulting                       -              -              -              -            15,000
  Miscellaneous                    -              -              -              -           207,250
                             ----------     ----------     ----------     ----------     ----------
     Total Income                11,185            171          6,529            100        239,384
                             ----------     ----------     ----------     ----------     ----------

Costs and Expenses:
  General and adminis-
   trative expenses             188,968        129,852        100,986         78,395      2,533,501
  Amortization and
   depreciation                  55,685         55,117         28,471         27,559        584,325
  Interest expense               52,669         59,104         26,351         22,320        418,390
  Research and
   development                  132,753         79,180         66,459         43,500      1,073,483
                             ----------     ----------     ----------     ----------     ----------

     Total Costs and
      Expenses                  430,075        323,253        222,267        171,774      4,609,699
                             ----------     ----------     ----------     ----------     ----------


Net (Loss)                  $  (418,890)   $  (323,082)   $  (215,738)   $  (171,674)   $(4,370,315)
                             ----------     ----------     ----------     ----------     ----------
                             ----------     ----------     ----------     ----------     ----------

(Loss) per common share           $(.03)         $(.03)         $(.01)         $(.01)
                                   ----           ----           ----           ----
                                   ----           ----           ----           ----

Weighted average number
 of common shares out-
 standing                    16,448,609     12,930,450     15,821,311     14,690,313
                             ----------     ----------     ----------     ----------
                             ----------     ----------     ----------     ----------


                   See notes to consolidated financial statements.
                                         -3-

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                          Common Stock                 Treasury Stock
                                   ------------------------      ------------------------
                                     Shares         Amount         Shares         Amount
                                   ---------      ---------      ---------      ---------
Original Capitalization:
  Sale of stock
   ($.023 per share)               2,000,000        $   200           -         $    -

  Issuance of options for
   services rendered (valued
   at $.10 per share)

  Net (loss) June 10, 1988
   (Date of Formation)
   through June 30, 1991
                                   ---------      ---------      ---------      ---------

Balance June 30, 1991              2,000,000            200           -              -

 .7 for 1 reverse stock
  split                             (600,000)           (60)

 Donated stock to treasury                                        500,000

 Issuance of stock to acquire
  subsidiary ($.006 per
  share)                           7,100,000            710

 Sale of treasury stock
  ($2.50 per share)                                               (18,000)

 Treasury stock exchanged for
  services rendered (valued at
  $.023 per share)                                               (433,000)

  Net (loss), June 30, 1992
                                   ---------      ---------      ---------      ---------
Balance, June 30, 1992             8,500,000            850        49,000            -


                                                    (Deficit)
                                                   Accumulated   Unrealized
                                     Additional    During the     Gain on
                                     Paid - In     Development  Marketable
                                     Capital         Stage      Securities         Total
                                     ----------    -----------  ----------        -------
Original Capitalization:
  Sale of stock
   ($.023 per share)                $ 45,894      $    -          $   -         $  46,094

  Issuance of options for
   services rendered (valued
   at .10 per share)                   5,000                                        5,000

  Net (loss) June 10, 1988
   (Date of Formation)
   through June 30, 1991                -           (18,751)          -           (18,751)
                                     -------       --------        -------       --------

Balance June 30, 1991                 50,894        (18,751)          -            32,343

 .7 for 1 reverse stock
  split                                   60

 Donated stock to treasury

 Issuance of stock to acquire
  subsidiary ($.006 per
  share)                              99,290                                      100,000

 Sale of treasury stock
  ($2.50 per share)                   45,000                                       45,000

 Treasury stock exchanged for
  services rendered (valued at
  $.023 per share)                    10,000                                       10,000

  Net (loss), June 30, 1992                        (485,314)                     (485,314)
                                     -------       --------        -------       --------

Balance, June 30, 1992               205,244       (504,065)          -          (297,971)




         See notes to consolidated financial statements.         (Continued)
                                         -4-

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                         Common Stock                  Treasury Stock
                                  -------------------------       -----------------------
                                    Shares           Amount        Shares          Amount
                                  ---------         -------       --------        -------
 Treasury stock exchanged
  for services rendered
  (valued at $.125 per share)                                     (49,000)

 Issuance of stock for
  professional services
  rendered (valued at $.25
  to $.50 per share)               1,450,000            145

 Issuance of stock for
  contract release (valued
  at $1.00 per share)                 35,000              4

  Net (loss)
                                  ----------       --------       --------       --------
Balance, June 30, 1993             9,985,000            999           -              -

 Issuance of callable
  warrants for services
  rendered (valued at
  $.125 per share)

 Issuance of stock in
  connection with bridge
  loan financing (issued
  at $1.00 per share)                 37,200              4

  Net (loss)
                                  ----------       --------       --------       --------

Balance, June 30, 1994            10,022,200          1,003           -              -


                                                 (Deficit)
                                                 Accumulated     Unrealized
                                     Additional  During the       Gain on
                                     Paid - In   Development    Marketable
                                     Capital       Stage        Securities        Total
                                     ----------  ------------   ----------     ----------
 Treasury stock exchanged
  for services rendered
  (valued at $.125 per share)         6,125                                        6,125

 Issuance of stock for
  professional services
  rendered (valued at $.25
  to $.50 per share)                 412,355                                      412,500

 Issuance of stock for
  contract release (valued
  at $1.00 per share)                 34,996                                       35,000

  Net (loss)                                       (924,969)                     (924,969)
                                     -------     ----------        -------     ----------

Balance, June 30, 1993               658,720     (1,429,034)          -          (769,315)

 Issuance of callable
  warrants for services
  rendered (valued at
  $.125 per share)                    15,625                                       15,625

 Issuance of stock in
  connection with bridge
  loan financing (issued
  at $1.00 per share)                 37,196                                       37,200

  Net (loss)                                       (969,408)                     (969,408)
                                     -------     ----------        -------     ----------

Balance, June 30, 1994               711,541     (2,398,442)          -        (1,685,898)




         See notes to consolidated financial statements.         (Continued)
                                         -5-

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                          Common Stock                 Treasury Stock
                                  -------------------------     -------------------------
                                    Shares           Amount       Shares           Amount
                                  ----------        -------     ----------        -------
 Issuance of stock in
  connection with bridge
  loan financing (issued
  at $1.00 per share)                 12,000              1

 Issuance of stock for
  services rendered (valued
  at $.125 per share)                621,250             62

  Net (loss)
                                  ----------        -------     ----------        -------

Balance, June 30, 1995            10,655,450          1,066

 Issuance of stock exchanged
  for accrued salaries (valued
  at $.10 per share)               4,550,000            455

 Long-term debt (valued at
  $1.00 per share)                   151,084             15

 Issuance of stock for
  services rendered (valued
  at $.60 per share)                 433,666             43

 Issuance of warrants for
  services rendered (valued
  at $.30 per share)

 Change in unrealized gain on
  marketable securities

  Net (loss)
                                  ----------        -------     ----------        -------

Balance, June 30, 1996            15,790,200          1,579           -              -


                                                  (Deficit)
                                                 Accumulated     Unrealized
                                   Additional    During the       Gain on
                                    Paid - In    Development    Marketable
                                    Capital        Stage        Securities        Total
                                  -----------  ------------    ----------     ----------
 Issuance of stock in
  connection with bridge
  loan financing (issued
  at $1.00 per share)                 11,999                                       12,000

 Issuance of stock for
  services rendered (valued
  at $.125 per share)                 77,594                                       77,656

  Net (loss)                                       (736,267)                     (736,267)
                                   ---------     ----------        -------     ----------

Balance, June 30, 1995               801,134     (3,134,709)         -         (2,332,509)

 Issuance of stock exchanged
  for accrued salaries (valued
  at $.10 per share)                 454,545                                      455,000

 Long-term debt (valued at
  $1.00 per share)                   151,069                                      151,084

 Issuance of stock for
  services rendered (valued
  at $.60 per share)                 273,623                                      273,666

 Issuance of warrants for
  services rendered (valued
  at $.30 per share)                  45,000                                       45,000

 Change in unrealized gain on
  marketable securities                                            364,500        364,500

  Net (loss)                                       (816,716)                     (816,716)
                                   ---------     ----------        -------     ----------

Balance, June 30, 1996             1,725,371     (3,951,425)       364,500     (1,859,975)





                   See notes to consolidated financial statements.
                                         -6-

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                          Common Stock                 Treasury Stock
                                   -------------------------     -------------------------
                                    Shares          Amount        Shares          Amount
                                  ----------       --------     ----------       --------
 Issuance of stock in
  connection with private
  placement offering
  (issued at $1.00 per share)        500,000             50

 Issuance of stock in
  connection with private
  placement (issued at
  $1.00 per share)                   570,000             57

 Issuance of stock for pro-
  fessional services ren-
  dered (valued at
  $.167 per share)                    60,000              6

 Issuance of stock in lieu
  of payment on equipment
  (valued at $1.00 per share)        100,000             10

 Stock options exercised
  ($.10 per share)                    80,000              8

 Issuance of stock in lieu
  of payment for rental space
  (valued at $1.69 per share)         17,500              2

 Issuance of warrants for
  services rendered (valued
  at $.10 per share)

 Change in unrealized gain on
  marketable securities

 Net (loss) - six month
  period
                                  ----------         ------        -------        -------
Balance, December 31,
 1996                             17,117,700       $  1,712           -          $   -
                                  ----------        -------       --------        -------
                                  ----------        -------       --------        -------


                                                  (Deficit)
                                                 Accumulated      Unrealized
                                   Additional    During the       Gain on
                                    Paid - In    Development     Marketable
                                    Capital        Stage        Securities        Total
                                  -----------    -----------    -----------     ----------
 Issuance of stock in
  connection with private
  placement offering
  (issued at $1.00 per share)        499,950                                      500,000

 Issuance of stock in
  connection with private
  placement (issued at
  $1.00 per share)                   569,943                                      570,000

 Issuance of stock for pro-
  fessional services ren-
  dered (valued at
  $.167 per share)                     9,994                                       10,000

 Issuance of stock in lieu
  of payment on equipment
  (valued at $1.00 per share)         99,990                                      100,000

 Stock options exercised
  ($.10 per share)                     7,992                                        8,000

 Issuance of stock in lieu
  of payment for rental space
  (valued at $1.69 per share)         29,644                                       29,646

 Issuance of warrants for
  services rendered (valued
  at $.10 per share)                  12,503                                       12,503

 Change in unrealized gain on
  marketable securities                                          4,198,695      4,198,695

 Net (loss) - six month
  period                                           (418,890)                     (418,890)
                                   ---------     ----------     ----------      ---------

Balance, December 31,
 1996                             $2,955,387    $(4,370,315)   $4,563,195      $3,149,979
                                   ---------     ----------     ----------      ---------
                                   ---------     ----------     ----------      ---------




                   See notes to consolidated financial statements.
                                         -7-

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                                                        For the Period
                                                           Six Months Ended             June 10, 1988
                                                              December 31,           (Date of Formation)
                                                     -----------------------------         through
                                                          1996           1995         December 31, 1996
                                                     --------------  -------------  ---------------------
Cash flows from Operating Activities:
  Net (loss)                                          $ (418,890)    $ (323,082)        $(4,370,315)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Gain on distribution of marketable securities             -              -               (182,250)
  Depreciation and amortization                           55,686         55,117             584,326
  Non-employee stock based compensation                     -              -                845,572
  Non-cash officers compensation                            -           455,000             639,500
  Other non-cash items                                    12,503         12,300             126,787
  Changes in operating assets and liabilities           (172,676)      (299,843)          1,506,477
                                                       ---------      ---------          ----------
     Net Cash (Used in) Operating Activities            (523,377)      (100,508)           (849,903)
                                                       ---------      ---------          ----------

Cash flows from Investing Activities:
  Purchases of patents                                      -              -                (76,069)
  Organization costs                                        -              -               (199,672)
  Purchase of property, plant and equipment             (237,647)          -               (244,958)
                                                       ---------      ---------          ----------
     Net Cash (Used in) Investing Activities            (237,647)          -               (520,699)
                                                       ---------      ---------          ----------

Cash flows from Financing Activities:
   Proceeds from borrowings                                 -              -                536,006
   Proceeds from officer loans                              -            89,000             306,993
   Repayment of officer loans                               -              -                 (2,000)
   Repayment of notes                                    (17,000)          -                (92,000)
   Proceeds from sale of options                           8,000           -                  8,000
   Proceeds from sale of common and treasury
    stock                                              1,070,000           -              1,161,094
                                                       ---------      ---------          ----------
     Net Cash Provided by Financing Activities         1,061,000         89,000           1,918,093
                                                       ---------      ---------          ----------

Net Increase (Decrease) in Cash                          299,976        (11,508)            547,491
Cash - beginning of period                               247,515         19,782                -
                                                       ---------      ---------          ----------

Cash and Cash Equivalents - end of period             $  547,491     $    8,274          $  547,491
                                                       ---------      ---------          ----------
                                                       ---------      ---------          ----------




                   See notes to consolidated financial statements.   (Continued)
                                         -8-

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   For the Period
                                                      Six Months Ended              June 10, 1988
                                                         December 31,            (Date of Formation)
                                                  -------------------------            through
                                                     1996           1995         December 31, 1996
                                                  ----------     ----------      ------------------
Changes in Operating Assets and Liabilities
 Consist of:
  (Increase)  in other assets                    $     (100)     $    -             $     (100)
  (Decrease) Increase in accounts
   payable and accrued expenses                    (175,076)      (342,666)            954,176
  Increase in deferred income                         2,500        50,000              552,500
  (Decrease) in accrued
   franchise tax                                       -            (7,177)                (99)
                                                  ---------       --------           ---------
                                                 $ (172,676)     $(299,843)         $1,506,477
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
Supplementary information:
 Cash paid during the year for:
   Interest                                      $      850      $                  $  250,858
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
   Income taxes                                  $               $                  $   13,347
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
Non-Cash Investing Activities
  Debt incurred for asset transfer agreement
   of patents                                    $               $                  $  600,000
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
   Acquisition of subsidiary for common stock    $               $                  $  100,000
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
  Acquisition of marketable securities
   in connection with licensing agreement        $               $                  $  276,582
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
  Unrealized gain on marketable securities       $  265,149      $                  $4,563,195
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
  Purchase of equipment for common stock         $  100,000      $                  $  100,000
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
Non-Cash Financing Activities:
 Conversion of accounts payable and accrued
  expenses to common stock                       $   39,646      $                  $  882,752
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
 Conversion of accounts payable to stock
  options                                        $               $                  $    5,000
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
 Conversion of accounts payable to warrants      $               $                  $   60,625
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
 Conversion of accounts payable to treasury
  stock                                          $               $                  $   16,125
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
 Conversion of accrued officers salaries
  to common stock                                $               $                  $  457,250
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------
 Conversion of long-term debt to common
  stock                                          $               $                  $  121,000
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------

 Issuance of warrants for services rendered      $   12,503      $                  $   12,503
                                                  ---------       --------           ---------
                                                  ---------       --------           ---------


                   See notes to consolidated financial statements.

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

1. The consolidated balance sheet as of December 31, 1996, and the consolidated statements of operations and cash flows for the six months ended December 31, 1996 and 1995, and for the period June 10, 1988 (Date of Formation) through December 31, 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the December 31, 1995 financial statements have been reclassified to conform to December 31, 1996 classifications. The information for June 30, 1996 was derived from audited financial statements.

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

3. (Loss) Per Share - Loss per common share are computed using the weighted average number of common shares outstanding during the period. The effect of outstanding stock options and warrants were not considered as their effect was antidilutive.

4.  EQUIPMENT

    Equipment consists of the following:

                              December 31,      June 30,
                              -------------     --------
                                 1996            1996
                              -------------     --------

    Equipment                  $  41,646      $   4,000
    Furniture and fixtures         9,462          9,462
    Deposit on equipment         300,000           -
                                --------       --------
                                 351,108         13,462
    Less accumulated
     depreciation                 13,028         11,116
                                --------       --------

         Net Equipment         $ 338,080      $   2,346
                                --------       --------
                                --------       --------

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

 5. DEBT

         Long-term debt consists of the following:

                                       December 31,      June 30,
                                       -----------       --------
                                           1996            1996
                                       -----------       --------

    Unsecured notes, due upon
     completion of a secondary
     public offering, interest
     at 10% per year                     $  50,000      $  50,000

    Unsecured note, interest at
     8% per year, due December
     31, 1997 and beyond per
     payment terms                         888,006        888,006
                                          --------       --------
                                           938,006        938,006

    Less current portion of long-
     term debt                            (175,000)          -
                                          --------       --------

    Long-Term Debt                       $ 763,006      $ 938,006
                                          --------       --------
                                          --------       --------

6.  INCOME TAXES

         Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At June 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. At December 31, 1996, the Company has provided deferred taxes of $129,000 on the unrealized gain on marketable securities after off-setting the net operating loss carryforward. The deferred taxes are netted against the unrealized gain on marketable securities.

                         SCANTEK MEDICAL INC. AND SUBSIDIARY
                            (DEVELOPMENT STAGE COMPANIES)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

7.  NOTE PAYABLE TO OFFICER

      The note payable to officer represents loans made to the Company by its President and Chief Executive Officer. The promissory note bears interest at prime plus one (1%) percent, nine and a quarter (9 1/4%) percent at December 31, 1996 and June 30, 1996, and is payable on demand. The note payable to officer was $304,993 at December 31, 1996 and June 30, 1996. Included in accrued interest was $14,106 at December 31, 1996. Accrued interest of $66,712 at June 30, 1996 was paid in August, 1996.

8.  COMMITMENTS

         The Company has entered into an agreement with Zigmed, Inc. (a company owned and controlled by the son of Mr. Zsigmond Sagi, the Company's President and Chief Executive Officer, who prior to 1990 owned Zigmed), pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the Company's product for the contract price of $1,850,000. In August 1996, the Company paid Zigmed Inc. an advance deposit of $200,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The $300,000 is shown as Deposit on Equipment as a component of Equipment in the Company's consolidated balance sheet at December 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

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

    The following table sets forth for the periods indicated, the percentage increase or decrease of items included in the Company's consolidated statement of operations:

                        % Increase (Decrease) from Prior Period
                        ---------------------------------------
                         Six Months Ended    Three Months Ended
                         December 31, 1996   December 31, 1996
                        compared with 1995   compared with 1996
                        ------------------   ------------------

General and adminis-
 trative expense              35.9                  28.8
Amortization and
 depreciation                  1.0                   3.3
Interest expense             (10.9)                 18.1
Research and
 development                  67.7                  52.8
Net loss                      25.7                  25.6

SIX MONTHS 1996 VS. SIX MONTHS 1995
-----------------------------------

GENERAL AND ADMINISTRATIVE
--------------------------

     General and administrative expenses increased 35.9% for the six month period ending December 31, 1996 as compared with 1995. This increase is primarily due to public relations expenses incurred during the six months ended December 31, 1996.

AMORTIZATION AND DEPRECIATION
-----------------------------

     Amortization and depreciation for the six months ended December 31, 1996 as compared to 1995 has remained relatively constant.

INTEREST EXPENSE
----------------

     Interest expense was $52,669 for the six months ended December 31, 1996 compared to $55,117 for the six months ended December 31, 1995. The 10.9% decrease was attributable to decreases in the debt incurred by the Company during the previous fiscal year ending June 30, 1996.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -------------------------------------------------

RESEARCH AND DEVELOPMENT
------------------------

     Research and development expense increased 25.7% to $132,753 during the six months ended December 31, 1996 from $79,180 during the six months ended December 31, 1995. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

THREE MONTHS 1996 VS. THREE MONTHS 1995
---------------------------------------

GENERAL AND ADMINISTRATIVE
--------------------------

    General and administrative expenses increased 28.8% for the three month period ending December 31, 1996 as compared to 1995. The increase is primarily due to public relation expenses incurred in the second quarter of 1996 as compared to 1995.

AMORTIZATION AND DEPRECIATION
-----------------------------

    Amortization and depreciation for the three months ended December 31, 1996 and 1995, has remained relatively constant.

INTEREST EXPENSE
----------------

    Interest expense increased 18.1% from the second quarter of 1995 to the second quarter of 1996. The increase is attributable to the interest rate increase of approximately 2% on a $888,006 note that was consolidated with new terms.

RESEARCH AND DEVELOPMENT
------------------------

    Research and development expense increased 25.6% to $66,459 during the second quarter ending December 31, 1996 from $43,500 for the same period ending 1995. The increase is attributable to increased salaries incurred by the Company in the experimental area of development of its product.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------------------

    On April 29, 1996, the Company entered into an Amended License Agreement with Humascan, Inc. ("Humascan" or "Licensee"), amending the October 20, 1995 License Agreement whereby Humascan purchased the right to manufacture and sell the BreastALERT in the United States and Canada and their respective territories and possessions and pay the Company a licensing fee of $1,600,000, $550,000 of which has been received as of December 31, 1996 and the issuance to the Company 1,004,063 shares (after a three for four stock split) of the outstanding common stock of Humascan. Thereafter (subject to acceptance of various equipment installations by Humascan), $175,000 is payable on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and $350,000 on January 31,
1999.

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

    The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its product. The Company intends to construct a production facility abroad to manufacture, market and sell the BreastALERT to the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the BreastALERT for the contract price of $1,850,000. In August 1996, the Company paid Zigmed Inc. an advance deposit of $200,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------------------

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

    On November 19, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble market and sell the BreastALERT in Chile and Singapore, and pay the Company a licensing fee of $250,000 in the first quarter of 1997 of which $2,500 has been received as of December 31, 1996.

    Pursuant to the terms of the agreement, the licensee agrees to pay the Company minimum royalties of $100,000 in 1997 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter. Additionally, HTI has agreed to pay the Company a one-hundred (100%) percent mark-up on product cost for the Company's services in operating HTI's manufacturing line. The Company is the beneficial owner of twenty (20%) percent of HTI.

    The Company's success is dependent on raising sufficient capital to establish a production facility and purchase manufacturing equipment to manufacture the BreastALERT for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. However, the Company feels payments to be received on the initial license fee and the HTI license agreement, the $1,070,000 of net proceeds received from two private placements in July and August 1996, and the marketable securities owned by the Company that are available for sale will be more than sufficient to cover the operations of the Company over the next twelve (12) months. The Company believes the BreastALERT will be commercially accepted throughout the international market. If the proposed production facility is not constructed, the Company, under a separate agreement, will be able to purchase additional units from Humascan to generate profits and cash flows to fund its current operations in the foreseeable future, despite the higher price it will pay for these units.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
         -------------------------------------------------

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

PART II.  Other Information

     Item 1.  LEGAL PROCEEDINGS
              -----------------

              See Item 3 of the Company's Form 10-SB for the year ended June 30, 1996.

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

       (a)    Exhibits:  Exhibit 27.1 Financial Data Schedule.

       (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended December 31, 1996.

                                      SIGNATURES
                                      ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SCANTEK MEDICAL INC.



                                       By:/s/ Zsigmond Sagi
                                          --------------------------------
                                          Zsigmond Sagi, President and
                                          Chief Financial Officer



Dated:  February 18, 1997