Form 10-Q
period 1997-03-31
SCANTEK MEDICAL INC
filed 1997-05-12
CIK 926229

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............. to ............


                        Commission file number: 000-27592


                              SCANTEK MEDICAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                  84-1090126
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                                  26 MERRY LANE
                         EAST HANOVER, NEW JERSEY 07936
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  201-331-1766
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         _______________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)


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

     At May 1, 1997, there were 17,157,700 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                              SCANTEK MEDICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   ----------

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION ......................................       1

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets as
            of March 31, 1997 (unaudited)
            and June 30, 1996 ......................................       2

          Consolidated Statements of Operations for the Nine
            Months and Three Months Ended March 31, 1997 and 1996
            (unaudited) and for the Period June 10, 1988 (Date of
            Formation) through March 31, 1997 ......................       3

          Consolidated Statements of Stockholders'
            Equity (Deficiency) and for the Period
            June 10, 1988 (Date of Formation)
            through March 31, 1997 .................................      4 - 7

          Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 1997 and 1996 (unaudited) and
            for the Period June 10, 1988 (Date of Formation)
            through March 31, 1997 .................................      8 - 9

          Notes to Consolidated Financial Statements
            (unaudited) ............................................     10 - 11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......     12 - 15

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS ........................................       16

  ITEM 6. EXHIBITS AND REPORT ON FORM 8-K ..........................       16

          Signatures ...............................................       17

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

     The results of operations for the nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     March 31,        June 30,
                                                        1997           1996
                                                    -----------    -----------
                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents .....................   $   337,666    $   247,515
  Marketable securities .........................     7,985,396        638,832
  Due from licensee .............................       350,000           --
                                                    -----------    -----------
     Total Current Assets .......................     8,673,062        886,347
                                                    -----------    -----------
Equipment -- net ................................       336,496          2,346
Other assets -- net .............................     1,002,643        358,218
                                                    -----------    -----------
         TOTAL ASSETS ...........................   $10,012,201    $ 1,246,911
                                                    ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Short-term debt ...............................   $      --      $    17,000
  Current portion - long-term debt ..............       350,000           --
  Current portion - deferred income .............       125,105           --
  Note payable to officer .......................       304,993        304,993
  Accounts payable ..............................       277,252        351,279
  Accrued interest ..............................        54,377        247,784
  Accrued salaries ..............................       517,369        398,619
  Accrued expenses ..............................          --           22,623
  Deferred income taxes .........................     1,267,000           --
                                                    -----------    -----------
     Total Current Liabilities ..................     2,896,096      1,342,298
                                                    -----------    -----------
Deferred income .................................     1,753,977        826,582
Long-term debt ..................................       568,006        938,006
                                                    -----------    -----------
         Total Liabilities ......................     5,218,079      3,106,886
                                                    -----------    -----------
Stockholders' Equity (Deficiency):
  Preferred stock, par value $.001
   per share -- authorized 5,000,000
   shares; none issued ..........................          --             --
  Common stock, par value $.001
   per share -- authorized
   45,000,000; outstanding
   17,157,700 and 15,790,200 ....................        17,160         15,790
  Additional paid-in-capital ....................     2,954,939      1,711,160
  Unrealized gain on marketable
   securities ...................................     6,444,064        364,500
  Deficit accumulated during
   development stage ............................    (4,622,041)    (3,951,425)
                                                    -----------    -----------
         Total Stockholders' Equity
          (Deficiency) ..........................     4,794,122     (1,859,975)
                                                    -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY) ...................   $10,012,201    $ 1,246,911
                                                    ===========    ===========


                 See notes to consolidated financial statements.

                                                 SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                    (DEVELOPMENT STAGE COMPANIES)

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                                                                                      For the Period
                                                                                                                      June 10, 1988
                                                         Nine Months Ended                Three Months Ended             (Date of
                                                             March 31,                         March 31,                Formation)
                                                   ----------------------------      ----------------------------        through
                                                       1997             1996             1997             1996        March 31, 1997
                                                   -----------      -----------      -----------      -----------     --------------
Income:
  Interest income ..............................   $    17,571      $       212      $     6,386      $        41      $    23,520
  Consulting ...................................          --               --               --               --             15,000
  Miscellaneous ................................          --               --               --               --            207,250
                                                   -----------      -----------      -----------      -----------      -----------
      Total Income .............................        17,571              212            6,386               41          245,770
                                                   -----------      -----------      -----------      -----------      -----------
Costs and Expenses:
  General and administrative expenses ..........       323,985          441,243          135,017          311,391        2,668,517
  Amortization and depreciation ................        74,171           82,676           18,486           27,559          602,811
  Interest expense .............................        78,482          133,891           25,813           74,787          444,203
  Research and development .....................       211,549          116,705           78,797           37,525        1,152,280
                                                   -----------      -----------      -----------      -----------      -----------
      Total Costs and Expenses .................       688,187          774,515          258,113          451,262        4,867,811
                                                   -----------      -----------      -----------      -----------      -----------
Net (Loss) .....................................   $  (670,616)     $  (774,303)     $  (251,727)     $  (451,221)     $(4,622,041)
                                                   ===========      ===========      ===========      ===========      ===========
(Loss) per common share ........................         $(.04)           $(.06)           $(.01)           $(.03)
                                                         =====            =====            =====            =====
Weighted average number of common
  shares outstanding ...........................    16,668,384       13,705,111       17,117,700       15,205,405
                                                    ==========       ==========       ==========       ==========


                                          See notes to consolidated financial statements.

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                (Deficit)
                                                                                               Accumulated    Unrealized
                                     Common Stock           Treasury Stock       Additional    During the      Gain on
                                 -------------------      ------------------      Paid-In      Development    Marketable
                                   Shares     Amount      Shares      Amount      Capital         Stage       Securities     Total
                                 ---------    ------      ------     -------      --------     -----------    ----------   ---------
Original Capitalization:
  Sale of stock
   ($.023 per share) .........   2,000,000    $2,000        --       $  --        $ 44,094      $    --        $  --      $  46,094

  Issuance of options for
   services rendered (valued
   at $.10 per share) ........                                                       5,000                                    5,000

  Net (loss) June 10, 1988
   (Date of Formation)
   through June 30, 1991 .....                                                                    (18,751)                  (18,751)
                                 ---------    ------      ------     -------      --------      ---------      -------    ---------

Balance June 30, 1991 ........   2,000,000     2,000        --          --          49,094        (18,751)        --         32,343

 .7 for 1 reverse stock
  split ......................    (600,000)     (600)                                  600                                      --

 Donated stock to treasury ...                           500,000                       --                                       --

 Issuance of stock to acquire
  subsidiary ($.006 per
  share) .....................   7,100,000     7,100        --                      92,900                                  100,000

 Sale of treasury stock
  ($2.50 per share) ..........                           (18,000)                   45,000                                   45,000

 Treasury stock exchanged for
  services rendered (valued at
  $.023 per share) ...........                          (433,000)                   10,000                                   10,000

  Net (loss), June 30, 1992 ..                                                                   (485,314)                 (485,314)
                                 ---------    ------     -------     -------      --------      ---------      -------    ---------
Balance, June 30, 1992 .......   8,500,000     8,500      49,000        --         197,594       (504,065)        --       (297,971)



                                              See notes to consolidated financial statements.                    (Continued)

                                                                    -4-

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                (Deficit)
                                                                                               Accumulated    Unrealized
                                     Common Stock           Treasury Stock       Additional    During the      Gain on
                                 -------------------      ------------------      Paid-In      Development    Marketable
                                   Shares     Amount      Shares      Amount      Capital         Stage       Securities     Total
                                 ---------    ------      ------     -------      --------     -----------    ----------   ---------
 Treasury stock exchanged
  for services rendered
  (valued at $.125
  per share) .................                           (49,000)                    6,125                                    6,125

 Issuance of stock for
  professional services
  rendered (valued at $.25
  to $.50 per share) .........   1,450,000     1,450                               411,050                                  412,500

 Issuance of stock for
  contract release (valued
  at $1.00 per share)               35,000        40                                34,960                                   35,000

  Net (loss) .................                                                                    (924,969)                (924,969)
                                 ----------   ------     --------    -------       -------       ---------      -------   ----------
Balance, June 30, 1993 .......   9,985,000     9,990         --         --         649,729      (1,429,034)         --     (769,315)

 Issuance of callable
  warrants for services
  rendered (valued at
  $.125 per share) ...........                                                      15,625                                   15,625

 Issuance of stock in
  connection with bridge
  loan financing (issued
  at $1.00 per share) ........       37,200       40                                37,160                                   37,200

  Net (loss) .................                                                                    (969,408)                (969,408)
                                 ----------   ------     --------    -------       -------       ---------     -------    ---------
Balance, June 30, 1994 .......   10,022,200   10,030          --        --         702,514      (2,398,442)        --    (1,685,898)



                                              See notes to consolidated financial statements.                 (Continued)

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                (Deficit)
                                                                                               Accumulated    Unrealized
                                     Common Stock           Treasury Stock       Additional    During the      Gain on
                                 -------------------      ------------------      Paid-In      Development    Marketable
                                   Shares     Amount      Shares      Amount      Capital         Stage       Securities     Total
                                 ---------    ------      ------     -------      --------     -----------    ----------   ---------
 Issuance of stock in
  connection with bridge
  loan financing (issued
  at $1.00 per share) ........       12,000       10                                11,990                                   12,000

 Issuance of stock for
  services rendered (valued
  at $.125 per share) ........      621,250      620                                77,036                                   77,656

  Net (loss) .................                                                                    (736,267)                (736,267)
                                 ----------   ------     --------    -------     ---------       ---------     -------    ---------
Balance, June 30, 1995 .......   10,655,450   10,660          --        --         791,540      (3,134,709)        -     (2,332,509)

 Issuance of stock exchanged
  for accrued salaries
  (valued at $.10
  per share) .................    4,550,000    4,550                               450,450                                  455,000

 Long-term debt (valued at
  $1.00 per share) ...........      151,084      150                               150,934                                  151,084

 Issuance of stock for
  services rendered (valued
  at $.60 per share) .........      433,666      430                               273,236                                  273,666

 Issuance of warrants for
  services rendered (valued
  at $.30 per share) .........                                                      45,000                                   45,000

 Change in unrealized gain on
  marketable securities ......                                                                                 364,500      364,500

  Net (loss) .................                                                                    (816,716)                (816,716)
                                 ----------   ------     --------    -------     ---------       ---------     -------    ---------
Balance, June 30, 1996 .......   15,790,200   15,790         --         --       1,711,160      (3,951,425)    364,500   (1,859,975)



                                              See notes to consolidated financial statements.                 (Continued)

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                (Deficit)
                                                                                               Accumulated    Unrealized
                                     Common Stock           Treasury Stock       Additional    During the      Gain on
                                 -------------------      ------------------      Paid-In      Development    Marketable
                                   Shares     Amount      Shares      Amount      Capital         Stage       Securities     Total
                                 ---------    ------      ------     -------      --------     -----------    ----------   ---------

 Issuance of stock in
  connection with private
  placement offering
  (issued at $1.00
  per share)..................      500,000       500                             499,500                                   500,000

 Issuance of stock in
  connection with private
  placement (issued at
  $1.00 per share) ...........      570,000       570                             569,430                                   570,000

 Issuance of stock for
  professional services
  rendered (valued at
  $.167 per share) ...........       60,000        60                               9,940                                    10,000

 Issuance of stock in lieu
  of payment on equipment
  (valued at $1.00
  per share)..................      100,000       100                              99,900                                   100,000

 Stock options exercised
  ($.10 per share) ...........       80,000        80                               7,920                                     8,000

 Issuance of stock in lieu
  of payment for rental space
  (valued at $1.69
  per share)..................       17,500        20                              29,626                                    29,646

 Issuance of warrants for
  services rendered (valued
  at $.10 per share) .........                                                     12,503                                    12,503

 Stock options exercised
  ($.375 per share) ..........       40,000        40                              14,960                                    15,000

 Change in unrealized gain on
  marketable securities ......                                                                                6,079,564   6,079,564

 Net (loss) -- nine month
  period .....................                                                                   (670,616)                 (670,616)
                                 ----------   -------    -------    -------    ----------     -----------    ----------  ----------
Balance, March 31, 1997
 (unaudited) .................   17,157,700   $17,160       --      $   --     $2,954,939     $(4,622,041)   $6,444,064  $4,794,122
                                 ==========   =======    =======    =======    ==========     ===========    ==========  ==========


                                              See notes to consolidated financial statements.

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)

                                                                                                                     For the Period
                                                                                                                      June 10, 1988
                                                                                       Nine Months Ended                (Date of
                                                                                            March 31,                  Formation)
                                                                                ------------------------------          through
                                                                                    1997               1996          March 31, 1997
                                                                                -----------         ----------       --------------
Cash flows from operating activities:
  Net (loss) .............................................................      $  (670,616)        $ (774,303)       $(4,622,041)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Gain on distribution of marketable securities ..........................             --                 --             (182,250)
  Depreciation and amortization ..........................................           74,171             82,676            602,811
  Non-employee stock based compensation ..................................             --                 --              845,572
  Non-cash officers compensation .........................................             --                 --              639,500
  Other non-cash items ...................................................           12,503             24,600            126,787
  Changes in operating assets and liabilities ............................         (144,260)           507,491          1,534,893
                                                                                -----------         ----------        -----------
         Net Cash (Used in) Operating Activities .........................         (728,202)          (159,536)        (1,054,728)
                                                                                -----------         ----------        -----------
Cash flows from investing activities:
  Purchases of patents ...................................................             --                 --              (76,069)
  Organization costs .....................................................             --                 --             (199,672)
  Purchase of property, plant and equipment ..............................         (237,647)              --             (244,958)
                                                                                -----------         ----------        -----------
         Net Cash (Used in) Investing Activities .........................         (237,647)              --             (520,699)
                                                                                -----------         ----------        -----------
Cash flows from financing activities:
   Proceeds from borrowings ..............................................             --               17,000            536,006
   Proceeds from officer loans ...........................................             --              138,000            306,993
   Repayment of officer loans ............................................             --               (2,000)            (2,000)
   Repayment of notes ....................................................          (37,000)              --             (112,000)
   Proceeds from sale of options .........................................           23,000               --               23,000
   Proceeds from sale of common and treasury stock .......................        1,070,000               --            1,161,094
                                                                                -----------         ----------        -----------
         Net Cash Provided by Financing Activities .......................        1,056,000            153,000          1,913,093
                                                                                -----------         ----------        -----------
Net Increase (Decrease) in Cash ..........................................           90,151             (6,536)           337,666
Cash -- beginning of period ..............................................          247,515             19,782               --
                                                                                -----------         ----------        -----------

Cash and Cash Equivalents -- end of period ...............................      $   337,666         $   13,246        $   337,666
                                                                                ===========         ==========        ===========


                                    See notes to consolidated financial statements.                       (Continued)

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)

                                                                                                                     For the Period
                                                                                                                      June 10, 1988
                                                                                       Nine Months Ended                (Date of
                                                                                            March 31,                  Formation)
                                                                                ------------------------------          through
                                                                                    1997               1996          March 31, 1997
                                                                                -----------         ----------       --------------
Changes in Operating Assets and Liabilities
 Consist of:
  (Increase) in due from licensee ........................................      $  (350,000)        $     --          $  (350,000)
  (Increase) in other assets .............................................         (715,100)              --             (715,100)
  (Decrease) increase in accounts
   payable and accrued expenses ..........................................         (131,660)           464,668            997,592
  Increase in deferred income ............................................        1,052,500             50,000          1,602,500
  (Decrease) in accrued franchise tax ....................................             --               (7,177)               (99)
                                                                                -----------         ----------        -----------
                                                                                $   144,260         $  507,491        $ 1,534,893
                                                                                ===========         ==========        ===========
Supplementary information:
 Cash paid during the year for:
   Interest ..............................................................      $    36,370         $     --          $   286,378
                                                                                ===========         ==========        ===========
   Income taxes ..........................................................      $      --           $     --          $    13,347
                                                                                ===========         ==========        ===========
Non-Cash Investing Activities
  Debt incurred for asset transfer agreement
   of patents ............................................................                $         $                 $   600,000
                                                                                ===========         ==========        ===========
  Acquisition of subsidiary for common stock .............................                $         $                 $   100,000
                                                                                ===========         ==========        ===========
  Acquisition of marketable securities
   in connection with licensing agreement ................................                $         $                 $   276,582
                                                                                ===========         ==========        ===========
  Unrealized gain on marketable securities ...............................      $ 6,079,564         $                 $ 6,444,064
                                                                                ===========         ==========        ===========
  Purchase of equipment for common stock .................................      $   100,000         $                 $   100,000
                                                                                ===========         ==========        ===========
Non-Cash Financing Activities:
 Conversion of accounts payable and accrued
  expenses to common stock ...............................................      $    39,646         $  348,750        $   882,752
                                                                                ===========         ==========        ===========
 Conversion of accounts payable to stock options .........................                $         $                 $     5,000
                                                                                ===========         ==========        ===========
 Conversion of accounts payable to warrants ..............................                $         $                 $    60,625
                                                                                ===========         ==========        ===========
 Conversion of accounts payable to treasury stock ........................                $         $                 $    16,125
                                                                                ===========         ==========        ===========
 Conversion of accrued officers salaries
  to common stock ........................................................                $         $  455,000        $   457,250
                                                                                ===========         ==========        ===========
 Conversion of long-term debt to common stock ............................                $         $  121,000        $   121,000
                                                                                ===========         ==========        ===========
 Issuance of warrants for services rendered ..............................      $    12,503         $                 $    12,503
                                                                                ===========         ==========        ===========


                                               See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

     At March 31, 1997, planned principal operations of Scantek Medical Inc. (the "Company" or "Scantek") have not yet commenced and no revenue has been derived therefrom; accordingly, the Company is considered a development stage company.

     The consolidated balance sheet as of March 31, 1997, consolidated statements of operations and cash flows for the nine months ended March 31, 1997 and 1996, and for the period June 10, 1988 (Date of Formation) through March 31, 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the March 31, 1996 financial statements have been reclassified to conform to March 31, 1997 classifications. The information for June 30, 1996 was derived from audited financial statements.

     RECEIVABLE RECOGNITION -- Receivables due from licensee are recognized upon the acceptance of the equipment by the licensee.


2. RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principals Board Opinion No. 15, "Earnings Per Share". The Company will begin reporting net income (loss) per share according to this new standard in its December 31, 1997 quarterly report on Form 10-QSB. The Company does not expect the implementation of SFAS No. 128 regarding the restatement of prior periods net loss per share to have a material effect on the Company's computation of earnings (loss) per share.

3. EQUIPMENT

     Equipment consists of the following:

                                                       March 31,     June 30,
                                                         1997         1996
                                                       --------      -------
   Equipment ....................................      $ 41,646      $ 4,000
   Furniture and fixtures .......................         9,462        9,462
   Deposit on equipment .........................       300,000         --
                                                       --------      -------
                                                        351,108       13,462
   Less accumulated depreciation ................        14,613       11,116
                                                       --------      -------
       Net Equipment ............................      $336,495      $ 2,346
                                                       ========      =======

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At June 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. At March 31, 1997, the Company has provided deferred taxes of $1,267,000 on the unrealized gain on marketable securities after off-setting the net operating loss carryforward. The deferred taxes are netted against the unrealized gain on marketable securities.


5. AMENDMENT TO CERTIFICATE OF INCORPORATION

     On March 11, 1997, the Company, with the consent of the majority shareholders of the issued and outstanding shares of common stock, amended the Certificate of Incorporation as to the aggregate number of common and preferred shares of stock the Company shall have the authority to issue. A total of 50,000,000 shares, 5,000,000 shares of preferred stock, par value $.001 per share and 45,000,000 shares of common stock, par value $.001 per share, may be issued. All prior periods presented have been restated to reflect this amendment.


6. NOTE PAYABLE TO OFFICER

     The note payable to officer represents loans made to the Company by its President and Chief Executive Officer. The promissory note bears interest at prime plus one (1%) percent, nine and a quarter (9 1/4%) percent at March 31, 1997 and June 30, 1996, and is payable on demand. The note payable to officer was $304,993 at March 31, 1997 and June 30, 1996. Included in accrued interest was $21,159 at March 31, 1997. Accrued interest of $66,712 at June 30, 1996 was paid in August, 1996.


7. COMMITMENTS

     The Company has entered into an agreement with Zigmed, Inc. (a company owned and controlled by the son of Mr. Zsigmond Sagi, the Company's President and Chief Executive Officer, who prior to 1990 owned Zigmed), pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the Company's product for the contract price of $1,850,000. In August 1996, the Company paid Zigmed Inc. an advance deposit of $200,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The $300,000 is shown as Deposit on Equipment as a component of Equipment in the Company's consolidated balance sheet at March 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW

     The Company is a high-tech development stage company organized to develop, manufacture, sell and license products and devices to assist in the diagnosis and early detection of disease. At the present time, the Company is focusing to manufacture, sell and license the BreastALERT device. The device has been patented and has Food and Drug Administration ("FDA") approval for sale. The BreastALERT is a screening device which can detect breast tissue abnormalities, including breast cancer. The Company has not generated any revenues but has entered into two License Agreements whereby the licensees purchased the right to manufacture and sell the BreastALERT in the United States of America, Canada their territories and possessions, Chile and Singapore.

     The following table sets forth for the periods indicated, the percentage increase or decrease of items included in the Company's consolidated statement of operations:

                                        % Increase (Decrease) from Prior Period
                                      ------------------------------------------
                                      Nine Months Ended       Three Months Ended
                                        March 31, 1997          March 31, 1997
                                      compared with 1996      compared with 1996
                                      ------------------      ------------------

General and administrative expense ..       (26.6)                  (56.6)
Amortization and depreciation .......       (10.3)                  (32.9)
Interest expense ....................       (41.4)                  (65.5)
Research and development ............        81.3                   110.0
Net loss ............................       (11.1)                  (42.8)


NINE MONTHS 1997 VS. NINE MONTHS 1996 AND
THREE MONTHS 1997 VS. THREE MONTHS 1996

   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased 26.6% for the nine month period ending March 31, 1997 as compared with 1996. This decrease is primarily due to one-time consulting expenses incurred in 1996 offset, in part, by increases in accounting and legal services.

     General and administrative expenses decreased 56.6% to $135,017 during the three months ended March 31, 1997 from $311,391 during the three months ended March 31, 1996. The Company attributes this decrease primarily to those reasons set forth above.

   AMORTIZATION AND DEPRECIATION EXPENSE

     Amortization and depreciation for the nine months ended March 31, 1997 as compared to 1996 has remained relatively constant.

     Amortization and depreciation was $18,486 for the three months ended March 31, 1997 as compared to $27,559 for the three months ended March 31, 1996. The 32.9% decrease was attributable to organization cost amortization expiring at December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   INTEREST EXPENSE

     Interest expense was $78,482 for the nine months ended March 31, 1997 compared to $133,891 for the nine months ended March 31, 1996. The 41.4% decrease was attributable to imputed interest expensed over the expected life of bridge loans through March 31, 1996, as a result of noteholders receiving shares of the Company's Common Stock in consideration for their promissory note.

     Interest expense was $25,813 for the three months ended March 31, 1997 and $74,787 for the three months ended March 31, 1996. The 65.5% decrease is primarily attributed to those reasons set forth above.

   RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expense increased 81.3% to $211,549 during the nine months ended March 31, 1997 from $116,705 during the nine months ended March 31, 1996. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

     Research and development expense increased 110% to $78,797 during the third quarter ending March 31, 1997 from $37,525 for the same period ending 1996. The Company attributes this increase primarily to those reasons set forth above.

   LIQUIDITY AND CAPITAL RESOURCES

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

     On April 29, 1996, the Company entered into an Amended License Agreement with Humascan, Inc. ("Humascan" or "Licensee"), amending the October 20, 1995 License Agreement whereby Humascan purchased the right to manufacture and sell the BreastALERT in the United States and Canada and their respective territories and possessions and pay the Company a licensing fee of $1,600,000, $550,000 of which has been received as of March 31, 1997 and the issuance to the Company 1,004,063 shares (after a three for four stock split) of the outstanding common stock of Humascan. The amount receivable from the licensing fee from Humascan is payable to the Company (subject to acceptance of various equipment installations by Humascan), $175,000 is payable on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and $350,000 on January 31, 1999. In
accordance with their employment agreements, 225,000 shares of common stock of Humascan was issued to officers and directors of the Company as additional compensation.

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

     The Company believes it must maintain a separate manufacturing facility from its licensee to sell the BreastALERT to the international market. To have economical and profitable endeavors the Company intends to set up its international activities outside of the U.S. The Company is looking for a possible manufacturing location which can give the Company good access to shipping, tax considerations, and low manufacturing cost. Due to the nature of the Company's product, shipping will be a major cost factor; therefore, the Company intends to set up the first manufacturing location in central Europe and shortly thereafter, a second location in Ireland. Another major consideration is the segmental distribution of the product, because of policing of the crossover among distributor's areas. A final consideration is the ease of possible distribution into South East Asia and Asia in general from the European locations.

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

     On November 19, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble market and sell the BreastALERT in Chile and Singapore, and pay the Company a licensing fee of $250,000 by May 15, 1997 of which $50,000 has been received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Pursuant to the terms of the agreement, HTI agrees to pay the Company minimum royalties of $100,000 in 1997 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter. Additionally, HTI has agreed to pay the Company a one-hundred (100%) percent mark-up on product cost for the Company's services in operating HTI's manufacturing line. The Company is the beneficial owner of twenty (20%) percent of HTI.

     The Company's success is dependent on raising sufficient capital to establish a production facility and purchase manufacturing equipment to manufacture the BreastALERT for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. However, the Company feels payments to be received on the initial license fee and the HTI license agreement, the $1,070,000 of net proceeds received from two private placements in July and August, 1996, and the marketable securities owned by the Company that are available for sale will be more than sufficient to cover the operations of the Company over the next twelve
(12) months. The Company believes the BreastALERT will be commercially accepted throughout the international market. If the proposed production facility is not constructed, the Company, under a separate agreement, will be able to purchase additional units from Humascan to generate profits and cash flows to fund its current operations in the foreseeable future, despite the higher price it will pay for these units.

     As stated previously, the Company has financed its operations through private placements of its equity and debt securities and advances from the Company's President.

     In a 1994 private placement, the Company raised $246,000 through unsecured notes. Each noteholder did receive 2,000 shares of the Company's common stock as additional consideration for their ten (10%) percent promissory note. The promissory notes issued in connection with these bridge loans are due in full upon the completion of a public offering by the Company. In March 1995, the Company offered to convert the promissory notes into shares of the Company's common stock at a conversion price of $1.00 per share. As of March 31, 1997, $121,000 of promissory notes, plus interest, were converted into 151,084 shares and $95,000 of these notes were repaid.

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


ITEM 1. LEGAL PROCEEDINGS

     See Item 3 of the Company's Form 10-SB for the year ended June 30, 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
            Exhibit 27.1 Financial Data Schedule.

     (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 1997.

                                   SIGNATURES


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SCANTEK MEDICAL INC.


                                          By: /s/ ZSIGMOND SAGI
                                              ----------------------------------
                                              Zsigmond Sagi, President and
                                              Chief Financial Officer



Dated: May 13, 1997