Form 10KSB
period 1997-06-30
SCANTEK MEDICAL INC
filed 1997-10-14
CIK 926229

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB


     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997


                        COMMISSION FILE NUMBER 000-27592

                                   ----------

                              SCANTEK MEDICAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 84-1090126
    -------------------------------                -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


                 321 PALMER ROAD, DENVILLE, NEW JERSEY 07834
                                (201) 331-1766
             ------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


        Securities registered pursuant to Section 12(b) of the Act: NONE


                 Securities registered pursuant to Section 12(g)
                    of the Act: COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X    NO
                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had no revenues during its most recent fiscal year.

     Aggregate market value of voting stock held by non-affiliates as of September 15, 1997 was approximately $9,368,634 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

               Number of shares of Common Stock outstanding as of
                         September 15, 1997: 17,220,200


                      DOCUMENTS INCORPORATED BY REFERENCE:

   The information called for by Part III is incorporated by reference to the Form 10-SB of the registrant dated September 17, 1996.

                  Transitional Small Business Disclosure Format

                            YES       NO  X
                                ---      ---
================================================================================

                              SCANTEX MEDICAL INC.

                                     INDEX

Part I                                                                     Page
------                                                                     ----
    Item  1.  Business ...................................................    1

    Item  2.  Properties .................................................   13

    Item  3.  Legal Proceedings ..........................................   13

    Item  4.  Submission of Matters to Vote of Security Holders ..........   14

Part II
-------
    Item  5.  Market for Registrant's Common Equity and
               Related Stockholder Matters ...............................   15

    Item  6.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................   15

    Item  7.  Financial Statements .......................................   19*

    Item  8.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ...................   20

Part III
--------
    Item  9.  Directors and Executive Officers; Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act ......................................   20

    Item 10.  Executive Compensation .....................................   22

    Item 11.  Security Ownership of Certain Beneficial
                Owners and Management ....................................   23

    Item 12.  Certain Relationships and Related Transactions .............   24

    Item 13.  Exhibits and Reports on Form 8-K ...........................   25

Signatures ...............................................................   28

*Page F follows page 28.

                                  PART I

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


ITEM 1. BUSINESS

GENERAL

     Scantek Medical, Inc. (the "Company"), a Delaware corporation, was organized under the name "Jenncor Acquisition Inc." on June 10, 1988, to obtain funding for prospective business opportunities available to publicly held entities. Until October 3, 1991, when the Company exchanged its shares with Scantek Digital Systems Inc. ("SDSI"), the Company's only business activities involved raising capital through a public offering pursuant to Regulation A of the Securities Act of 1933, as amended (the "Act"). Pursuant to the share exchange between the Company and SDSI, SDSI, the current holder of several patents relating to a medical product known as the Breast Abnormality Indicator ("BAI"), became a wholly-owned subsidiary of the Company. The Company is a development stage company and has not received any significant revenue to date. Its accumulated deficit as of June 30, 1997 was $4,725,148.

     The Company's business is to develop products and devices to assist in the diagnosis and early detection of disease. In today's health care environment, containment of medical care cost is a major priority. The Company has focussed its business on easy to use low cost products and devices for its domestic and international markets which will have an impact on preventive health care and cost containment. The Company's first product, the BAI, is a product to be used as an adjunctive, single-use, noninvasive means of testing for breast disease. The BAI has United States Food and Drug Administration ("FDA") marketing clearance and can be used by physicians to detect and monitor breast disease, alerting the physician to the possibility of a physiological condition, including thermally active cancer.

     The BAI can detect cellular abnormalities as small as one-half centimeter in diameter. Because it is cost-effective and easy to use, the BAI when used adjunctively with clinical examination, mammography and other examination procedures will aid in the detection of breast cancer. The Company believes that the technology upon which the BAI is based will also be useful for measuring certain other body disorders.

THE PRODUCT

     Breast cancer is the most common cause of cancer deaths for women worldwide as was reported by the World Health Organization. The American Cancer Society's 1997 Cancer Facts and Figures states if breast cancer is detected when still localized the 5-year survival rate is 97% today, and if you have distant metastases at the time of diagnosis the 5-year survival rate drops to 20%. Early detection and diagnosis of breast cancer are important in the reduction of mortalities.

     Management believes that the BAI can assist in the recognition of abnormal early cellular development by recording the heat differentiation of corresponding areas of the breast. The BAI is not a definitive test for cancer (i.e., a biopsy, the removal and examination of, usually microscopic, tissue from the living body, performed to establish a precise diagnosis) but is a risk marker to identify and follow breast abnormalities by means of temperature conductivity integration.

     One of the important biological activities of malignant tumors is the increased rate of growth as compared to the surrounding or "host" tissue. The malignant propensities are directly related to the speed of cell division, this in turn is reflected by accelerated local metabolism which is adequately supported by increased blood and lymphatic vascularity. These biological alterations can be detected by measuring temperature differences in the tumor and its immediate environment versus other segments of the same breast, or by comparing to the same area of the opposite breast. Heat energy is transferred by process of convection, conduction (as with BAI) and radiation (as with Thermography).

     The BAI is designed to assist in the detection of pathology of the breast by recognizing "significant" heat differences in the underlying tissue of a particular area, by comparing corresponding (mirror-image) segments of one breast to the other. The cause of the hyperthermia cannot be determined by this test alone, so the BAI serves as an early warning signal to alert the doctor to the fact that there is evidence of a pathological process, one of which could be thermally active breast cancer, that should be evaluated further within a particular area of the breast.

     The device is designed to complement, not replace, conventional breast abnormality screening methods and devices. It is intended for use by women of all ages. The product will be available for a routine, primary office care procedure used by physicians, gynecologists and other medical specialists as part of a breast disease monitoring program adjunctively with Breast Self Examination (BSE), Clinical Breast Examination (CBE), (depending on a patient's age, family history, and other factors) mammography and other established clinical procedures.

     The BAI measures underlying breast tissue temperature and not skin surface temperature by retaining the emitted heat when the BAI is placed against the breast. It differs from preexisting infrared and liquid crystal thermography techniques which allow the heat to escape or radiate during measurement. The BAI takes into consideration that the average temperature patterns of a healthy woman's breasts are closely symmetrical. This method detects abnormalities by comparing the temperature differences in the corresponding mirror image areas of a woman's breasts or can be used to compare segments within one breast.

     The BAI device consists of a pair of mirror-image, non-invasive, lightweight, disposable soft pads, each of which has three wafer-thin foil segments containing columns of heat sensitive chemical sensors that change color from blue to pink reflecting an 8.5 degree temperature range between 90.5 and
99.0 Fahrenheit. When placed against a woman's breasts inside her brassiere for a period of 15 minutes, the BAI device registers the temperature variations due to heat conducted from within the breast tissue to the surface of the skin. The result will be digitally, not analogically, indicated by color changes for each temperature gradation. Significant temperature differences (2 degrees F. or four bars) in the corresponding areas of the breasts may indicate an abnormal unilateral thermal activity long before a lump is discovered by self-examination or clinical examination or other detection methods such as mammography, ultrasound, etc. By comparing the mirror-image temperature differences between the two breasts registered by the BAI, a determination can be made as to whether a sufficient abnormality is present to warrant further site-specific testing by other diagnostic techniques including mammography and/or biopsy and other methods. The BAI test does not replace recommended guidelines for scheduled mammographic screening.

     Development and clinical testing of the BAI were completed between 1980 and 1984. This testing showed the BAI capable of detecting lesions in the breast earlier than possible through clinical examination by sensing metabolic changes in the breast. Studies were undertaken to determine the efficacy of the device at Georgetown University School of Medicine, Memorial Sloan-Kettering Hospital in New York, at M.D. Anderson Memorial Hospital in Houston, at Brotman Memorial Hospital at UCLA, and Guttman Breast Diagnostic Institute in New York. The device proved to have a sensitivity index (86.5% to 88.1%) of unilateral breast cancer patients. In the Guttman screening trials mammography sensitivity index ranged between 78%-96%.

SCIENTIFIC BASIS

     Infrared thermography for the evaluation of breast lesions was introduced in 1956, and systems employing thermosensitive liquid crystal films have generated renewed interest since 1978. Nevertheless, the relationship between heat and breast disease remains a matter of controversy. Studies by Dr. Michael Gautherie, University of Strasbourg, France and others dating from 1970 have directly evaluated the heat of cancerous breast tissue compared with that of healthy breast tissue. These studies found that tumor temperature was always higher than the surrounding temperature and suggested that the increase in tumor heat resulted from an increased metabolism. Moreover, two other phenomena were found to occur: tumor heat was found to be transported within the surrounding breast tissue (principally by blood convection through the veins) resulting in local or diffuse increases in skin temperature; and vascular changes were observed in the tumor area and further in the subcutaneous breast tissues. In short, both hyperthermia and hypervascularization were found to have occurred in the tumor and at its periphery, in comparison to the temperature and blood flow of healthy tissue in the contralateral breast. Further research by Dr. Gautherie and others has demonstrated an unequivocal relationship between the metabolic heat production of cancer tissue and the doubling time of tumor volume: the faster the tumor grows the more heat it generates.

     Recently, the scientific foundation for the BAI effectiveness has been considerably strengthened. Comprehensive research has begun to establish in detail the mechanisms by which malignancies radically alter the host tissue environment, notably through two quantitatively measurable processes: (1) A tumor significantly elevates overall rates of metabolic activity, and (2) A tumor greatly intensifies capillary vascularization in host tissues. In particular, this latter process of angiogenesis was a very critical finding, because it is the probable mechanism by which cancers with an enhanced metastatic potential prepare to invade the host. These are but two of a number of measurable host alterations, and each is associated with asymmetric heat distribution.

CLINICAL TRIALS

     Biopsy and screening clinical trials were conducted at well-established institutions to assess and validate BAI's usefulness in detecting breast cancer. BAI was found to be very accurate in terms of the device's documented sensitivity (true positives for cancer) and specificity (true negatives - no cancer detectable by accepted medical methods) indices in relation to the biopsy (the "Gold Standard" diagnostic procedure), and clinical breast examination and mammography.

                     BAI Test Results vs. Biopsy Findings
                     ------------------------------------

     In the first study, BAI was the focus of a clinical trial involving 179 women who underwent a biopsy. This multi center study was conducted at three prestigious cancer institutions: M.D. Anderson Hospital and Tumor Institute, Memorial Sloan-Kettering Hospital, and Brotman Memorial Hospital. BAI tested positive for the suspicion of cancer in 93 of the 112 women who were diagnosed with cancer, for an overall sensitivity index of 83.0% and was notably stronger in detecting unilateral cancers - a sensitivity index of 88.1% (that is, 74 of the 84 unilateral cancers diagnosed). (Less than 3% of breast cancers are believed to be bilateral generally).

      The biopsy results were subjected to a breakdown by the size of cancer detected and the patient age. The threshold tumor size detectable with BAI is five millimeters and up - an early-stage cancer; of a total of eight cancers under 1.0 centimeters diagnosed during the screening study, seven tested positive using the device. It appears that BAI has the proven ability to detect small, early-stage cancers, which are most likely to be associated with favorable treatment outcomes. Moreover, a breakdown of the BAI results by age suggests an especially high efficacy in detecting suspicious abnormalities in younger women. This is noteworthy, indeed, because a prescreening method is critically needed for women under 50 who have not been urged or who choose not to seek a mammogram on an annual basis, since fast-growing, potentially aggressive cancers are associated with the women in this age distribution.

                   BAI Test Results vs. Clinical Findings vs.
                   ------------------------------------------
                      Mammography and Physical Examination
                      ------------------------------------

     In the second clinical trial study, the BAI was studied prospectively in 2,805 asymptomatic women for the test's ability to detect abnormalities suspicious of breast cancer. Specifically, BAI data was compared to the mammographic and clinical findings as well as to a limited number of cytological findings. Of the 2,805 women screened, 99 were recommended for a biopsy based on either suspicious mammogram and/or clinical examinations. BAI was positive for the suspicion of cancer in 86 of the 99 women (a sensitivity index of 86.9%). Fifty-nine biopsies were subsequently performed, and 13 of the 15 cancers diagnosed were positive for the BAI test (a sensitivity index of 86.7% against biopsy). Of the 2706 women who had no suspicion of cancer based on mammogram and/or clinical examinations, 2340 had negative BAI results (a specificity index of 86.5%).

     BAI is very accurate, both in terms of sensitivity and specificity. Notably, the very low false positive rate (true negatives with a positive BAI test) of 13.5%* BAI for the initial screening trial actually assumes two additional circumstances: (1)

----------

* In the screening study of 2,805 women at the Guttman Breast Diagnostic institute, the observed 13.5% "false positive" index of the BAI test-on 366 women did not correlate with the Guttman clinical staff conclusion of any breast abnormality indicating the positives of cancer. The observed 13.5% "false positive" index does not mean that the BAI device yielded a positive reading in 13.5% of women with no abnormalities of the breast. The clinic staff screens for conditions that warrant investigation regarding the possibility of breast cancer. Thus, breast abnormalities that produce elevation of temperature in one breast may result in a positive BAI score, but may be classified as nonmalignant by the clinic staff. Furthermore, because the thermal signal will often proceed the tentative confirmation by imaging or clinical findings by trained physicians, a number of women classified as "false positive" could have cancer and would be confirmed by biopsy at a later time. Various follow-up studies using other thermology technologies have shown this to be true and unofficial 1-year follow-ups by Sloan-Kettering of so-called BAI false positives were proven to be fast growing fatal cancers. The 2,805 women in the Guttman study may not be considered representative of the general population since many symptomatic women were referred to this center by other concerned physicians. (In a separate home study test of 200 asymptomatic women, only 5.5% had false positives.)

that no mammographically undetectable cancers occurred, and (2) that the rate of subsequent cancers occurrence within this so-called false positive group is not statistically higher than that of the population of women as a whole. A lower true false positive rate for the device can be assumed if abnormal thermal distribution is a risk marker for future disease incidences, as has frequently been suggested. In fact, several publications have documented a positive predictive value for thermographically-based tests to detect future cancers. The screening study demonstrated reliability approaching that of mammography and significantly greater than distantly related thermographic techniques.

     Efficacy of treatment, both traditional and projected, demands early detection of breast cancer. The impact of early detection on long-term survival of breast cancer patients has been increasingly demonstrated.

     The most favorable prognosis results from treating an early "preclinical" or "occult" breast lesion, that is, a malignancy not yet detectable by touch or sight in a physical examination but detectable by mammography or other imaging techniques. In contrast, treatment of a malignancy after its clinical appearance is usually much less effective. Manual detection of a tumor imparts only a slight lead-time advantage, since the threshold size permitting detection of a palpable mass is one centimeter or larger. Notably, tumors diagnosed by physical examination are frequently associated with a systemic metastatic cancer invasion. Cancers one centimeter or less, which are the threshold size for physical detection, may already display significant nodal involvement and metastasis. It is all the more critical, therefore, that a primary breast cancer is detected before a point of no-return either before a long time-interval passes during which a chance spread of micro metastases may occur unchecked by host defenses, or before the tumor attains a critical size at which metastases are typically widely disseminated.

LICENSING

     The Company has granted HumaScan Inc. ("HumaScan") an exclusive license to manufacture and sell the BAI in the United States and Canada. HumaScan completed a public offering of its shares on August 9, 1996, the proceeds of which are being used to build HumaScan's manufacturing facility and commence the marketing of the BAI product. As the Company's initial licensee, HumaScan and its exclusive distributor, Physician Sales & Service ("PSS"), are expected to begin distribution of the BAI in the United States during the fourth calendar quarter of 1997. PSS has agreed to purchase the BAI for $15.25 per unit and sell one million units in 1997 and three and one-half (3.5) million units in 1998. This first license agreement implements the Company's plan to manufacture and market the BAI in certain key international markets.

     Under its license agreement with HumaScan (the "License Agreement"), HumaScan is required to pay to the Company (i) a $1.6 million license fee of which $550,000 has been paid to date and (ii) royalty payments ranging from 3% to 10% of HumaScan's annual net sales (as defined in the License Agreement) such percentage maximizing when HumaScan achieves $10 million of annual net sales. Presently, the Company also owns 10% of the outstanding shares of common stock of HumaScan, representing 779,063 shares. HumaScan shares currently trade on the Nasdaq Small Cap Market under the symbol HMSC.

     The Company has also granted an exclusive license to Health Technologies International Inc. ("HTI License Agreement") for the territories of Chile and Singapore. Under its license agreement, HTI (i) paid a $250,000 license fee during fiscal 1997 and (ii) will pay royalties of 15% of net sales (as defined in the HTI License Agreement) with minimum royalties of $100,000 in 1998 and increasing incrementally to at least $400,000 in the year 2000. Additionally, HTI has agreed to pay 100% markup over product cost (as defined in the HTI License Agreement) in exchange for the Company agreeing to operate HTI's manufacturing facility. The Company is the beneficial owner of 1,000,000 shares, representing approximately 20% of HTI's outstanding shares of common stock.

     The Company entered into an exclusive license agreement, dated September 22, 1997 with Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguyan corporation ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the product in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. Sandell is required to maintain operations in Uruguay Free Trade Zone. The Sandell Agreement is for a term of fourteen (14) years. Under the Sandell Agreement, Sandell is to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) of the outstanding shares of Sandell on a fully diluted basis. The cash portion of the fee is payable (i) $100,000 upon execution of the Sandell Agreement which was paid by Sandell subsequent to fiscal year end, (ii) $200,000 on or before April 30, 1998 and
(iii) $200,000 on or before January 30, 1999. Sandell is also required to make minimum purchases of the BAI as follows: (i) $20,000 per month during calendar 1998, (ii) $35,000 per month during 1999, (iii) $65,000 during 2000 and (iv)
$90,000 per month during 2001 and thereafter during the term of the license.

REGULATIONS

     The Company's development and manufacture of medical devices is controlled by the Food, Drug and Cosmetic Act (the "Act"). The Food and Drug Administration ("FDA"), which administers the Act, has promulgated regulations pursuant to
Section 510(k) of the Act which permit certain new products to enter the U.S. market through the submission of pre-market notification to FDA (Title 21, CFR, Part 807, Subpart B) and for the documentation and control of manufacturing processes (Title 21, CFR, Part 820 Good Manufacturing Practice for Medical
Devices: General).

     In that the Company intends to construct its manufacturing facilities outside the U.S., the FDA will have no authority to regulate the Company's proposed manufacturing operations.

     Any products manufactured or distributed by a company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by FDA. Device manufacturers are required to register their establishments and list their devices with FDA, and are subject to periodic inspections by FDA and certain state agencies. The FDA Act requires device manufacturers to comply with cGMP regulations which impose certain procedural and documentation requirements upon a company with respect to manufacturing and quality assurance activities. FDA has proposed changes to the cGMP regulations which, if finalized, would likely increase the cost of complying with cGMP requirements.

     Subject to the potential changes in regulatory status discussed above, the Company believes that it is in full compliance with the requirements of Part 807 Premarket Notification, as promulgated under Section 510(k) of the Act and therefore, has market rights for the BAI (which have been assigned to HumaScan under the HumaScan License Agreement). Also included under Part 807 is a requirement for product registration and listing, which the Company believes has been satisfied.

FOREIGN REGULATION

     Because the Company proposes to distribute its product in foreign countries, the Company will be required to comply with the regulations of those countries where its product is distributed by the Company through licensees. No assurances can be given that the Company and/or its licensees will be able to comply with the regulatory requirements of the foreign markets in which the BAI will be sold.

PATENTS

     The proprietary nature of the BAI is protected under patent rights issued in the U.S. and foreign countries. However, in general, the level of protection afforded by a patent is directly proportional to the ability of the patent owner to protect and enforce his rights under the patent. Since the financial resources of the Company are currently limited, and patent litigation can be both expensive and time consuming, there is a risk that enforcing the patents for the BAI will have a material adverse financial effect on the Company or the Company will not have the financial resources necessary to enforce its patents. Once the Company's existing patents expire, other companies may be able to create substantially similar products. If this were to happen, the Company would not be able to avail itself of the protection afforded by the patent laws.

     In the U.S., Patent No. 4, 190,058 for a "Device For Use in Early Detection of Breast Cancer" was granted and issued to Mr. Sagi on February 26, 1980. Patent No. 4,651,749, granted on March

24, 1987, entitled "Cancer Detection Patch for Early Detection of Breast Cancer; Temperature, Indicators, Flexibility, Thermoconductivity, Webs", is a partial continuation of Patent No. 4,190,058; Patent No. RE 4,624,264 granted November 24, 1986, has been reinstated and expires November 25, 2003. On October 8, 1985, Patent No. RE32,000, a reissue of the 1980 patent, was granted and issued.

Foreign patents for the BAI include:

-- Belgium            Patent No. 884,382; issued July 18, 1980; expires
                      July 18, 2000

-- Canada             Patent No. 1,130,157; issued August 24, 1982; expires
                      August 24, 1999

-- France             Patent No. 7913059; issued July 15, 1986; expires
                      May 22, 1999

-- Germany            Patent No. 2920785; issued May 22, 1985;

-- Israel             Patent No. 58422; issued March 1, 1983; expires
                      October 9, 1999

-- The Netherlands    Patent No. 7,094,034; issued December 18, 1989; expires
                      May 22, 1999

-- United Kingdom     Patent No. 2023288; issued April 27, 1983; expires
                      May 21, 1999

-- Venezuela          Patent No. 44,664; registered April 20, 1987; expires
                      April 20, 1999.

PROPOSED REGIONAL CENTERS AND PRODUCTION EQUIPMENT

     For the Company's international marketing and distribution activities, the Company intends to establish regional manufacturing centers ("RMCs"). The Company will require funds to establish RMCs and to move expeditiously as agreements are reached. Based on the arrangements through licensing agreements or joint ventures, anticipated revenue will be through royalties and the direct sales of the product.

Proposed Regional
Center Locations:   Hungary, Ireland, India, South Korea, Israel/ Egypt,
                    China, Australia and Uruguay.

Personnel:          20 to 25 people per plant for the first two years,
                    includes management, Administrative, clerical and factory employees.

     The Company has entered into a letter of intent with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and the manufacturing facility for an aggregate purchase price of $1,750,000 and a number of shares of the Company, based upon the exchange rate and the market price of the Company's shares at closing. The acquisition is subject to the execution of a definitive agreement and the obtaining of financing for the purchase of the Hungarian manufacturer.

     In January 1991, the Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the BAI for the contract price of $1,750,680. Due to the fact that the Company has had insufficient capital, the production of the manufacturing equipment has been delayed. As a result of the delay, the price for manufacturing the equipment was increased to $1,850,680, plus 100,000 shares of the Company's common stock. See "CERTAIN TRANSACTIONS". The first production equipment will be installed in the Company's initial facility which is presently contemplated to be located in Budapest, Hungary. As of June 30, 1997, the equipment was under construction. The manufacturing equipment is designed to produce sufficient product to supply each geographical territory.

     Accordingly, the Company will seek to raise additional capital through public or private equity or debt financing by the end of 1997, to be operational in 1998. In July and August 1996, the Company completed two private placements of the Company's common stock, raising proceeds of $1,070,000 and in April, 1997, the Company margined the HumaScan common stock owned by the Company and borrowed $1,000,000. Failure to raise additional capital, may adversely affect the Company's operations and international projects.

     The Company's success is dependent on raising sufficient capital to establish a production facility and manufacture production equipment to manufacture the BAI for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. However, the Company feels payments to be received on the initial license fees, combined with the capital raised in the July and August private placements, and proceeds from borrowing against the HumaScan common stock, will be more than sufficient to cover the operations of the Company over the next twelve (12) months.

SUPPLIES AND RAW MATERIALS

     Supplies and raw materials for the manufacture of the BAI are available from various sources. Historically, other than on a few rare occasions, the supplies and raw materials for producing the BAI have been readily available and the cost of such materials has not experienced any material fluctuation. The Company has determined the inventory planning and control, as well as other production management systems, it intends to use.

     Key personnel for the management of the Company's production facility have been identified and preliminary employment discussions are in progress. No assurance can be given that the Company will be able to employ the personnel to satisfy its needs.

MARKETING

     The marketing of the BAI is dependent upon the ability of the Company to raise the needed capital to build its manufacturing facilities. In the event that the Company is unable to raise capital as planned, the marketing plans discussed below may not occur, or, if they do occur, they may not occur when anticipated.

     UNITED STATES AND CANADA MARKETING -- HUMASCAN

     Pursuant to the HumaScan Agreement, the Company granted HumaScan the exclusive right to market and manufacture the BAI in the U.S. and Canada. As part of the HumaScan Agreement, the Company, for a period of two years from the effective date, will provide Mr. Sagi's consulting services for up to 90 hours per calendar quarter to HumaScan in connection with marketing the BAI without additional payment.

     The target market for the BAI in the U.S. and Canada includes primary care physicians, both in their own practices and as part of groups such as health maintenance organizations (HMOs), and preferred provider organizations (PPOs), gynecologists, obstetricians, internists and other general practitioners.

     With respect to the U.S. and Canada, HumaScan has entered into an agreement with Physician Sales and Service, a major U.S. distributor, regarding its distribution of the BAI.

SOUTH AMERICA AND SINGAPORE

     As stated above, the Company granted an exclusive license to Sandell for the territories of Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. The Company has also granted an exclusive license to HTI for Chile and Singapore.

DISTRIBUTION

     The Company has focused on developing partnerships with various international companies who have relationships with distributors throughout the world and who have connections in the medical communities of target markets.

     With respect to the distribution of the BAI in the international market, the Company intends to enter new markets on a regional basis. The commencement of the Company's international distribution of the BAI has been scheduled for 1998. There can be no assurance that the Company will be able to enter into distribution agreements on favorable terms or at all.

COMPETITION

     The breast cancer screening device industry is highly competitive and fragmented. The Company is not aware of any low cost screening devices on the market which would compete directly with the BAI for use by primary care physicians.

     The Company believes that the BAI, which provides digital quantitative recordings of underlying tissue temperature, represents a significant improvement over thermographic technology products because such other products are subject to the inherent problems of subjective evaluation of heat patterns. Based on these differences, the Company believes that the prospects for the BAI as a supplement to currently existing diagnostic tests are very good.

     The Company believes it is in a unique position because the BAI has no known competing low cost screening devices. As a result, the Company believes that the BAI will augment other existing forms of screening and technology.

     Some of the Company's future competitors may be large, well-financed and established companies that have greater resources for research and development, manufacturing and marketing than the Company has and, therefore, may be better able than the Company to compete for a share of the market, even in areas in which the Company may have superior technology. There can be no assurance that the Company will be able to produce a commercially acceptable product, or that if produced, such a product will be competitive with existing or future products. It is also possible that there will be technological changes or developments by competitors which will render the Company's products noncompetitive or obsolete.

FUTURE PRODUCTS

     The Company believes that the BAI may have applicability as a screening device for other abnormalities, including measuring ovulation cycles for infertile couples, measuring changes in the cardiovascular system to screen for potential stroke victims, and detecting abnormalities in the kidneys and testicles. Although some testing was performed during the BAI's development stage, these initial tests were preliminary only, and in order to obtain FDA approval, which would be required in order to market a future product. The Company intends to further explore its initial findings and, perhaps, introduce products in furtherance of these findings.

EMPLOYEES

     As of September 30, 1997, the Company employed a total of two people, both on a full-time basis. The Company also has three part-time employees.

     None of the Company's employees are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be good.

RISK AND UNCERTAINTIES

     The Company's business is subject to several risks and uncertainties, including (a) the risk that it may be unable to raise enough capital to fund the Company's operations, (b) the risk the BAI will not be accepted commercially,
(c) the Company's reliance on certain customers, and (d) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have on the Company. Such factors, as well as shortfalls in the Company's results of operations as compared with analyst's expectations, capital market conditions and general economic conditions, may also cause substantial volatility in the market price of the Company's Common Stock.


ITEM 2. PROPERTIES

     The Company occupies approximately 7,000 square feet of warehouse and office space, all of which is leased through leases expiring in June, 2000. See
Note 12 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.


ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending June 30, 1997.

                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The Company's common stock, par value $.001 per share (the "Common Stock"), is traded in the over-the-counter market. The Common Stock is available for quotation in the "pink sheets" published by the National Quotation Bureau, Incorporated and on the "bulletin board" operated by NASDAQ. The following table sets forth the periods indicated the high and low bid quotation for the Common
Stock:

                                                      High        Low
                                                     ------      ------
      Fiscal Year Ended June 30, 1996
            First Quarter .......................    0.500       0.0625
            Second Quarter ......................    0.625       0.125
            Third Quarter .......................    0.750       0.375
            Fourth Quarter ......................    1.500       0.375

      Fiscal Year Ended June 30, 1997
            First Quarter .......................    1.125       0.25
            Second Quarter ......................    1.25        0.5625
            Third Quarter .......................    4.0625      0.50
            Fourth Quarter ......................    2.4375      1.25

     The Common Stock is reported under the Symbol SKML. As of the date of this report, the Company's shares of Common Stock were "non-designated" securities as defined under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     These quotations reflected an inter-dealer price, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

     (b) Holders

     As of September 15, 1997 there were 358 shareholders of record of the Company's Common Stock.

     (c) Dividends

     The Company has not paid any cash dividends and has no current plans to pay any such dividends. There are no restrictions on the Company's ability to pay dividends.

     (d) Recent Sales of Securities

     On July 1, 1997, the Company issued 60,000 shares to Reiner Auman for services rendered. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     On July 2, 1996, the Company completed a private placement of its Common Stock. The Company sold 500 units for gross proceeds of $500,000. Each unit consisted of 1,000 shares of the Company's Common Stock (500,000 shares in total) at a purchase price of $1.00 per share. The shares were sold pursuant to an exemption under Section 4(2) of the Act.

     On August 14, 1996, the Company issued 100,000 shares of Zigmed, Inc. in consideration for services rendered. The shares were issued pursuant to Rule 504 promulgated under the Act.

     On September 16, 1996, the Company issued 17,500 shares in full satisfaction of its obligations under a lease agreement between the Company and Kabert Realty, Inc. The shares were issued pursuant to Rule 504 promulgated under the Act.

     On March 7, 1997, the Company issued 12,500 shares to Michael Gruen in payment for legal services rendered. The shares were issued pursuant to Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company is a high-tech development stage company organized to develop, manufacture, sell and license products and devices to assist in the diagnosis and early detection of disease. At the present time, the Company is focusing to manufacture, sell and license the BAI device. The device has been patented and has Food and Drug Administration ("FDA") approval for sale. The BAI is a screening device which can detect breast tissue abnormalities, including breast cancer. The Company has not generated any revenues but has entered into three License Agreements whereby the licensees purchased the right to manufacture and sell the BAI in the United States of America, Canada, their territories and possessions, South America and Singapore.

The following table sets forth for the periods indicated, the percentage increase or decrease of items included in the Company's consolidated statement of operations:

                                        % Increase (Decrease) from Prior Period
                                        ----------------------------------------
                                          June 30, 1997         June 30, 1996
                                        compared with 1996    compared with 1995
                                        ------------------    ------------------

General and administrative expense.....       (20.3)                 3.0
Amortization and depreciation..........       (15.3)                  --
Interest expense.......................        (2.1)                  --
Research and development...............        36.4                 33.6
Net loss...............................        (3.7)                10.9

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased 20.3% to $300,845 for the year ended June 30, 1997 from $377,625 for the year ended June 30, 1996. This decrease is primarily due to one-time consulting expenses incurred in 1996 offset, in part, by increases in accounting, legal services and public relations expenses.

      General and administrative expenses increased 3.0% to $377,625 during the year ended June 30, 1996 from $366,571 for the year ended June 30, 1995. This increase was primarily due to professional fees the Company incurred during the 1996 period offset by settlements made by the Company on prior outstanding balances.

     AMORTIZATION AND DEPRECIATION EXPENSES

     Amortization and depreciation expenses decreased 15.3% to $93,384 for the year ended June 30, 1997 from $110,234 for the year ended June 30, 1996. The decrease was primarily attributable to fully amortized or organization cost occurring during the period.

     Amortization and depreciation for the years ended June 30, 1996 and 1995 has remained relatively constant.

     INTEREST EXPENSE

     Interest expense for the years ended June 30, 1997, 1996 and 1995 has remained relatively constant.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expense increased 36.4% to $291,013 for the year ended June 30, 1997 from $213,311 for the year ended June 30, 1996. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

     Research and development expense increased 33.6% to $213,311 for the year ended June 30, 1996 from $159,693 for the same period ending 1995. The Company attributes this increase to those reasons set forth above.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for funds has increased from period to period as it has incurred expenses for among other things, research and development; applications for domestic and international patent protection; licensing and pre-marketing activities; and attempts to raise the necessary capital for initial production. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and principal shareholder. In addition, the Company's auditors' report for the year ended June 30, 1997 dated September 29, 1997, expressed an opinion as to the Company continuing as a going concern.

     During 1996, the Company amended the October 20, 1995 License Agreement whereby HumaScan purchased the right to manufacture and sell the BAI in the United States and Canada and their respective territories and possessions. The terms of the agreement require HumaScan to pay the Company a licensing fee of $1,600,000, $550,000 of which has been received as of March 31, 1997 and the issuance to the Company of 1,004,063 shares (after a three-for-four stock split) of the outstanding Common Stock of HumaScan. The amount receivable of $1,050,000 from the licensing fee from HumaScan is payable to the Company (subject to acceptance of various equipment installations by HumaScan) as follows: $300,000 is due immediately as the patents for the BAI have been extended to 2003, $75,000 on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October
31, 1998 and $150,000 on January 31, 1999. The Company shall also be entitled to an advance payment if certain threshold financing creates surplus cash flows for HumaScan as defined in the agreement.

     In connection with the agreement, commencing with the first day of the first month in which the Licensed Product is sold and for each year through and including the termination date October 20, 2012, the Licensee agrees to pay the Company a royalty based on net sales as follows: three (3%) percent of the first $2 million of net sales increasing to ten (10%) percent of net sales in excess of $10 million with a minimum royalty of $150,000 in the first year increasing to $600,000 in the fifth year and thereafter.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production facilities abroad to manufacture, market and sell the BAI to the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for manufacturing of the BAI for the contract price of $1,850,680. In August 1996, the Company paid Zigmed Inc. an advance deposit of $200,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's Common Stock (valued at $1.00 per share) against the contract price. An additional $50,000 was paid in May, 1997.

     On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble, market and sell the BAI in Chile and Singapore, and pay the Company a licensing fee of $250,000, all of which has been received as of June 30, 1997. Pursuant to the terms of the agreement, the licensee agrees to pay the Company minimum royalties of $100,000 in 1998 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter. Additionally, HTI has agreed to pay the Company a one-hundred (100%) percent mark-up on product cost for the Company's services in operating HTI's manufacturing line. As part of the licensing agreement, the Company received a twenty (20%) percent equity interest in HTI.

     The Company entered into an exclusive license agreement, dated September 22, 1997 with Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguyan corporation ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the product in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. Sandell is required to maintain operations in Uruguay's Free Trade Zone. The Sandell Agreement is for a term of fourteen (14) years. Under the Sandell Agreement, Sandell is to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) of the outstanding shares of Sandell on a fully diluted basis. The cash portion of the fee is payable (i) $100,000 upon execution of the Sandell Agreement, which was paid by Sandell subsequent to fiscal year end (ii) $200,000 on or before April 30, 1998 and
(iii) $200,000 on or before January 30, 1999. Sandell is also required to make minimum purchases of the BAI as follows: (i) $20,000 per month during calendar 1998, (ii) $35,000 per month during 1999, (iii) $65,000 during 2000 and (iv)
$90,000 per month during 2001 and thereafter during the term of the license.

     The Company's success is dependent on raising sufficient capital to establish a production facility and purchase manufacturing equipment to manufacture the BAI for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. However, the Company feels payments to be received on the initial license fees, combined with the capital raised in the July and August private placements and proceeds from borrowing against the HumaScan Common Stock, will be more than sufficient to cover the operations of the Company over the next twelve (12) months. The Company believes the BAI will be commercially accepted throughout the international market.

     As stated previously, the Company has financed its operations through private placements of its equity and debt securities and advances from the Company's President.

     In a 1994 private placement, the Company raised $246,000 through unsecured notes. Each noteholder received 2,000 shares of the Company's Common Stock as additional consideration for their ten (10%) percent promissory note. The promissory notes issued in connection with these bridge loans are due in full upon the completion of a public offering by the Company. In March 1995, the Company offered to convert the promissory notes into shares of the Company's Common Stock at a conversion price of $1.00 per share. $121,000 of the notes were converted including accrued interest of $30,084.

     On June 30, 1996, the Company consolidated a $288,006 note, due June 30, 1996 and a $600,000 note, due August 20, 1996 into one note for $888,006 bearing simple interest at eight (8%) percent per year. The first payment on the note is due December 31, 1997 and the additional payments are subsequently due per the payment terms of the note.

     ACCOUNTING STANDARDS

     For information regarding certain recently promulgated accounting standards, see Note 1 of the Notes to the Company's Consolidated Financial Statements.

     OTHER MATTERS

     This FORM 10-KSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those set forth under "Business - Risks and Uncertainties" in this FORM 10-KSB.


ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements Attached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None to be reported.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table and biographical outlines set forth the directors, positions and officers within the Company presently held by each executive officer of the Company and a brief account of the business experience of each such director and officer for the past five years.

                                               Positions and Officers
                                                within the Company/
    Name and Age                  Age           Business Experience
    ------------                  ---           -------------------

Zsigmond L. Sagi, Ph.D. .......   64    Chairman of the Board, Chief Executive
                                          Officer and Director

Maurice Siegel, Ph.D. .........   66    Vice President, Research and Development
                                          and Director

Patricia B. Furness ...........   49    Vice President, Secretary and Director

Carlo Civelli .................   47    Vice President of Finance International

Louis Gottlieb ................   68    Vice President of Corporate Development

Paul Nelson ...................   64    Director

     ZSIGMOND L. SAGI, Ph.D., has served as Chairman of the Board, Chief Executive Officer and Chief Scientist of the Company since October, 1991. Mr. Sagi has over 25 years experience in the health-care field and has invented or developed several commercial medical devices and technological products. From 1968 until 1977 he served as Executive Vice President and Chief Operating Officer of Bio-Medical Sciences, Inc., a publicly held company of which he was one of the founders. Thereafter, he organized and managed several companies, including Zigmed Corp., a healthcare engineering firm. In 1974, he founded BCSI Laboratories, Inc., the company which developed the BAI. From 1986 until 1991, Mr. Sagi served as Chairman of the Board and President of SMC Corp., a company he founded in 1986. Mr. Sagi has been issued numerous United States and foreign patents in the fields of healthcare, chemical applications, electronics and mechanics, including the disposable oral thermometer, the Zigzag sewing machine, an ambulatory automated feeding device, and a sterilization indicator. He received his doctorate in Physics from Stevens Institute of

Technology, Newark, New Jersey, in 1968 and his master's in mechanical engineering at Technical University of Hungary in 1954.

     MAURICE SIEGEL, Ph.D., has served as the Company's Vice President of Research and Development since 1991. From 1989 until 1991 he served in the same capacity with Scantek Medical Corp., the Company's predecessor. He was employed by Faberge, Inc. from 1957 through 1987, as Director of Research and Development from 1957 to 1996, as Vice President of Research and Development from 1966 to 1977, and last holding the position of Executive Vice President of Research and Development from 1977 to 1987. Since 1987, Mr. Siegel has served, and continues to serve, as a consultant to numerous companies, including Tri-Scent, Imported Beauty Lines, Telebrands and Sun Laboratories. Mr. Siegel received a Ph.D. in Physical and Organic Chemistry from New York University in 1957.

     PATRICIA B. FURNESS, has served as the Vice President, Secretary and Director of the Company since 1991. In addition to managing marketing, finance and public relations for the Company, Ms. Furness is also responsible for coordinating market research, product testing programs and Clinical Research follow-up studies. From 1988 until 1991 she served as Vice President and Secretary of Scantek Medical Corp., and, in 1989, was elected to its Board of Directors. In 1987, Ms. Furness became the Manager of Corporate Development of Zigmed, Inc., a manufacturer of automated systems for the health care industry. Ms. Furness received a Bachelor of Science Degree in education from Appalachian State in Boone, North Carolina in 1969.

     CARLO CIVELLI, has served as Vice President of Finance International since March 7, 1995. Since 1980, Mr. Civelli has owned Clarion Finance, A.G., a Swiss corporation which he founded. From 1969 to 1971, Mr. Civelli was an Assistant Vice-President with New Province Securities in Zurich, Switzerland. From 1971 to 1978, he served as Vice President of a European NYSE brokerage firm. From 1978 to 1980, Mr. Civelli was a free-lance investment advisor. Mr. Civelli is a graduate of the College of the Swiss Mercantile Society, London.

     LOUIS GOTTLIEB, has served as Vice President of Corporate Development since August 1996. Presently, he is on the Board of Directors at Brookdale Hospital Medical Center, Linrock Nursing Home, and First Central Financial Corp. From 1992-1995, he was treasurer and a Board Member of South Shore Association for Independent Living. From 1973 to present, he has been CEO of the Gottlieb Group, one of the largest 500 construction firms in the U.S. From 1942 to 1945 Mr. Gottlieb served in the US Air Corps. as a Commissioned Lt. Fighter pilot. Mr. Gottlieb studied civil engineering at Brooklyn Polytechnical Institute.

     PAUL NELSON, has served on the Company's Board of Directors since 1991. From 1987 until 1991, he served as a Director of Scantek Medical Corp., the Company's Predecessor. In 1968, Mr. Nelson founded Compressed Gas, Inc., a wholesale supplier of medical and industrial compressed gases. Although Mr. Nelson has since sold his ownership in Compressed Gas, Inc., he has served as both President and Director of Compressed Gas, Inc. Mr. Nelson received a Bachelor of Science Degree from the University of North Carolina in Chapel Hill, North Carolina.

     Compliance with 16(a) of the Securities and Exchange Act of 1934
     ----------------------------------------------------------------

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten (10%) percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 1997.


ITEM 10. EXECUTIVE COMPENSATION

     The following sets forth, for the fiscal years ended June 30, 1997, 1996 and 1995, the annual and long-term compensation paid or accrued of the Company's Chief Executive Officer.


                          SUMMARY COMPENSATION TABLE

                                                               Long-Term
                             Annual Compensation      --------------------------
Name and Principal         -----------------------    Other Annual   Long-Term
   Position                Year    Salary    Bonus    Compensation  Compensation
   --------                ----    ------    -----    ------------  ------------
                                    (1)       (2)

Zsigmond L. Sagi           1997   $190,000   $  --         --           None
 Chairman of the           1996    145,000    2,100        --           None
 Board and Chief           1995    100,000      --         --           None
 Executive Officer

----------

(1) On September 28, 1995, Mr. Sagi received 3,750,000 shares of the Company's Common Stock in lieu of $375,000 of accrued salary through June 30, 1995.

(2) In April, 1996, Mr. Sagi received 210,000 shares of HumaScan's common stock.

EMPLOYMENT AGREEMENTS

     On February 26, 1993, Mr. Sagi and Ms. Patricia Furness each entered into letters of employment (the "Letters of Employment") with the Company. Pursuant to such Letters of Employment, Mr. Sagi and Ms. Furness earn annual salaries of $100,000 and $50,000, respectively. These salaries were prorated from October 3, 1991, and were to be paid upon the completion of certain financing. On September 28, 1995, a portion of Mr. Sagi's accrued salaries were converted into shares of the Company's Common Stock. Also on September 28, 1995, a portion of Ms. Furness' accrued salaries were converted into shares of the Company's Common Stock.

     In July 1996, the Company entered into agreements in principle with Mr. Sagi and Ms. Furness. The agreements provide for base salaries of $190,000 and $75,000, respectively. Ms. Furness' base salary was increased to $90,000 effective July 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company as of the date of this Statement, with respect to beneficial ownership of: (i) each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's outstanding Common Stock; (ii) each of the Company's directors and executive officers; and (iii) all officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

            Name and                        Amount and
 Title     Address of                       Nature of                Percent
  of       Beneficial                       Beneficial              of Shares
 Class       Owner                          Ownership              Outstanding
 -----     ----------                       ----------             -----------
Commom     SMC Corp.
Stock      19 Lockley Court
           Mountain Lakes, NJ 07046         3,868,385(1)              22.46%

Common     361 Acquisition Corp.
Stock      885 W. Georgia St., Ste 1200
           Vancouver, BC
           Canada V6L 3E8                   2,121,250(2)              12.32%

Common     Zsigmond L. Sagi
Stock      19 Lockley Court
           Mountain Lakes, NJ 07046         4,923,609(3)(4)(5)(6)     27.81%

Common     Patricia B. Furness
Stock      25 Beechway Road
           Mountain Lakes, NJ 07046         1,262,851(7)(8)(9)         7.19%

Common     Paul Nelson
Stock      69 Lookout Road
           Mountain Lakes, NJ 07046           127,000(10)              0.24%

Common     Maurice Siegel
Stock      15 Sierra Court
           Hillsdale, NJ 07642                 22,500                  0.13%

Common     StockCarlo Civelli
Stock      19 Lockley Court
           Mountain Lakes, NJ 07046           192,500(11)(12)          1.11%

Common     Louis Gottlieb
Stock      20 North Central Avenue
           Valley Stream, NY 11580            163,500(13)               .95%

Common     All directors and executive
Stock      officers as a group (consist-
           ing of 6 persons)               12,681,595                 69.55%

---------------------

(1) Includes 1,250,000 shares of the Company's Common Stock issued by the Company to SMC Corp. on February 3, 1993, to replace shares of the Company's Common Stock which SMC Corp. had transferred to third parties for the benefit of the Company. (See "Certain Relationships and Related Transactions"). Mr. Sagi owns eleven (11%) percent of SMC Corp.'s common stock and currently serves as its President and Director.

(2) Includes 621,250 shares of the Company's Common Stock which 361 Acquisition Corp. received as part of the 361 Acquisition Agreement. (See "Certain Relationships and Related Transactions").

(3) Includes 3,750,000 shares of the Company's Common Stock issued to Mr. Sagi upon conversion of an aggregate of $375,000 of accrued salaries.

(4) Does not include the 3,868,385 shares of the Company's Common Stock owned by SMC Corp. Mr. Sagi, owner of approximately eleven (11%) percent of SMC Corp., is the largest stockholder of Scantek. Mr. Sagi disclaims beneficial ownership of the shares owned by SMC Corp.

(5) Does not include 45,000 shares of the Company's Common Stock owned by Mr. Sagi's former wife, and 98,500 shares of the Company's Common Stock owned by Mr. Sagi's children and their spouses, as to which Mr. Sagi disclaims beneficial ownership.

(6) Includes 484,827 shares issuable to Mr. Sagi upon the exercise of options granted on August 30, 1996 for the conversion of accrued salary to August 30, 1996.

(7) Includes 10,000 shares owned by Ms. Furness' children, as to which Ms. Furness disclaims beneficial ownership.

(8) Includes 800,000 shares of the Company's Common Stock issued to Ms. Furness upon conversion of an aggregate of $80,000 of accrued salaries.

(9) Includes 345,851 shares issuable to Ms. Furness upon the exercise of options granted on August 30, 1996 for the conversion of accrued salary to August 30, 1996 and 40,000 shares issuable to Ms. Furness upon the exercise of options granted in August 1996.

(10) Includes 40,000 shares of the Company's Common Stock issued upon the exercise of options granted on March 7, 1995 to such director.

(11) Includes 50,000 shares of the Company's Common Stock issued to Mr. Civelli upon the exercise of options granted on March 7, 1995 and 142,500 shares issuable upon the exercise of options granted October 31, 1996.

(12) Does not include the 2,121,250 shares of the Company's Common Stock owned by 361 Acquisition Corp. Mr. Civelli is the largest stockholder of 361 Acquisition Corp. owning in excess of fifty (50%) percent of the outstanding shares.

(13) Includes 40,000 shares of the Company's Common Stock issued upon the exercise of options granted August 14, 1996 to Mr. Gottlieb.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) The Company has entered into an agreement dated August 25, 1996, as amended, with Zigmed, Inc. ("Zigmed"), a company owned by Mr. Sagi's son, pursuant to which Zigmed agreed to manufacture the production equipment needed for the manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's Common Stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in March 1997 issued Zigmed 100,000 shares of the

          Company's Common Stock (valued at $1.00 per share) against the contract. An additional $50,000 was paid in May, 1997.

     (b) The Company and SMC Corp. entered into various agreements with an investment banking firm ("361") to, among other things, provide financing for the Company in exchange for shares of Common Stock. In exchange for terminating all prior agreements between 361 and the Company and SMC Corp., the Company issued 621,250 shares of its Common Stock to 361 representing services valued at approximately $78,000, which was approved by the Board of Directors on March 7, 1995.

     (c) The Company has borrowed funds from Mr. Sagi. The promissory note to Mr. Sagi bears interest at prime plus one (1%) percent, 9 1/4% at June 30, 1997, and is payable on demand. The principal amount of the note is $304,993 at June 30, 1997. Interest expense for the year ended June 30, 1997 was $28,212.

ITEM 13. Exhibits and Reports on Form 8-K

                                                                        Page
                                                                        ----
      (a)

          1. Financial statements filed as part of this report:

             Independent Auditors' Report                             F-1 - F-2

             Consolidated Balance Sheets, June 30, 1997 and 1996         F-3

             Consolidated Statements of Operations, Years Ended
              June 30, 1997, 1996 and 1995, and the Period June
              10, 1988 (Date of Formation) through June 30, 1997         F-4

             Consolidated Statements of Stockholders' Equity
              (Deficiency), Years Ended June 30, 1997, 1996 and
              1995, and the Period June 10, 1988 (Date of
              Formation) through June 30, 1997                        F-5 - F-8

             Consolidated Statements of Cash Flows, Years Ended
              June 30, 1997, 1996 and 1995, and the Period June
              10, 1988 (Date of Formation) through June 30, 1997      F-9 - F-10

             Notes to Consolidated Financial Statements              F-11 - F-24

          2. Financial statement schedules filed as part of this report:

             All schedules are omitted because they are
              inapplicable, not required or the information is included in the financial statements or notes thereto.

      (b)

          3. Exhibits filed as part of this report

Exhibit No.:
------------

 3.1 Certificate of Incorporation and Bylaws of the Registrant -- Incorporated by reference to Exhibit 2.1 and 2.2 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

 3.2  Amendment to the Certificate of Incorporation filed March 31, 1997.

10.1 Private Placement Memorandum dated May 17, 1994 -- Incorporated by Reference to Exhibit 3.1 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.2 Instrument defining shareholder rights regarding 18,000 shares of the Company's Common Stock purchased on November 29, 1991 -- Incorporated by Reference to Exhibit 3.2 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.3 Instruments defining shareholder rights regarding 18,000 shares of the Company's Common Stock purchased between June and August, 1993
      -- Incorporated by Reference to Exhibit 3.3 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.4 Agreement defining Bio-Life shareholders' rights regarding 35,000 shares of the Company's Common Stock -- Incorporated by Reference to Exhibit 3.4 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.5 Asset Transfer Agreement among SDSI (as SMC Acquisition Corp.), Mr. Sagi and Scantek Medical Corp. dated August 12, 1991 -- Incorporated by Reference to Exhibit 6.1 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.6 Letter Agreement between SMC Corp. and Zigmed Corporation dated January 8, 1991 ("Zigmed Agreement") -- Incorporated by Reference to Exhibit 6.2 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.7  Amendment to Zigmed Agreement dated August 25, 1996.

10.8 Purchase Order between SMC Corp. and Zigmed Corp. dated January 22, 1991 ("Purchase Order Agreement") -- Incorporated by Reference to Exhibit 6.3 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.9  Amendment to Purchase Order Agreement dated August 28, 1996.

10.10 Non-Disclosure Agreement between SMC Corp. and Zigmed Corp. dated January 7, 1990 -- Incorporated by Reference to Exhibit 6.4 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.11 Escrow Agreement among SMC Corp., 361 Acquisition Corp. and Chase Lincoln First Bank dated August 20, 1991 -- Incorporated by Reference to Exhibit
      6.5 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.12 Termination Agreement among Scantek Medical Corp., Mr. Sagi, 361 Acquisition Corp., Dal Brynelsen, Douglas E. McRae and Scantek

Exhibit No.:
------------
      Medical Ltd. dated August 12, 1991 -- Incorporated by Reference to Exhibit
      6.6 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.


10.13 361 Acquisition Agreement (Amendment No. 2) between SMC Corp., Mr. Sagi, 361 Acquisition Corp., Brynelsen, Scantek Medical Ltd. and Scantek Medical, Inc. dated March 7, 1995 -- Incorporated by Reference to Exhibit
      6.7 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.14 HumaScan Inc. Licensing Agreement between Scantek Medical, Inc. and HumaScan, Inc. dated October 20, 1995 -- Incorporated by Reference to
      Exhibit 6.8 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.15 Amendment to the HumaScan Inc. Licensing Agreement between Scantek Medical, Inc. and HumaScan, Inc. dated April 29, 1996 -- Incorporated by Reference to Exhibit 6.9 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.16 Lease between Scantek Medical, Inc. and Kabert Realty Corporation for Storage and Office Space -- Incorporated by Reference to Exhibit 6.10 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.17 Lease between Scantek Medical, Inc. and Carol Yang for Office Space -- Incorporated by Reference to Exhibit 6.11 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.18 Lease between Scantek Medical, Inc. and Pablito, L.L.C. for Warehouse and Office Space dated June 13, 1997.

10.19 Letters of Employment for Mr. Zsigmond Sagi and Ms. Patricia Furness dated February 26, 1993 -- Incorporated by Reference to Exhibit 6.12 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.20 Amendment to the HumaScan Inc. Licensing Agreement between Scantek Medical, Inc. and HumaScan, Inc. dated May 31, 1996 -- Incorporated by Reference to Exhibit 6.13 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.21 Licencing Agreement with Health Technologies International Inc. and Scantek Medical Inc. dated August 15, 1996.

10.22 Amendment to Licensing Agreement dated August 15, 1996 between Health Technologies International Inc. and Scantek Medical, Inc. dated
      April 30, 1997.

10.23 Licensing Agreement with Scantek Medical, Inc. and Sandell Corp. S.A. dated September 22, 1997.

11 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-KSB.

22    Subsidiaries of the Registrant.

27    Financial Data Schedule.

  (b) Reports on Form 8-K

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

99 Reinstatement of Patent No. RE.4,624,264 United States, Extension to November 25, 2003--dated August 12, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCANTEK MEDICAL INC.

                              By:     /s/ ZSIGMOND L. SAGI
                                      -----------------------------------------
                                      Zsigmond L. Sagi, President

                           Date:      October 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Zsigmond L. Sagi
---------------------------------
Zsigmond L. Sagi
President, Chairman of the Board
 and Director

/s/ Patricia B. Furness
---------------------------------
Patricia B. Furness
Vice President, Secretary and
 Director

/s/ Paul Nelson
---------------------------------
Paul Nelson
Director

/s/ Maurice Siegel
---------------------------------
Maurice Siegel
Vice President and Director

ITEM 7. FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                  ---------
Independent Auditors' Report ..................................   F-1 - F-2

Financial Statements:

  Consolidated Balance Sheets, June 30, 1997 and 1996 .........     F - 3

  Consolidated Statements of Operations, Years Ended
    June 30, 1997, 1996, 1995 and the Period June 10,
    1988 (Date of Formation) Through June 30, 1997 ............     F - 4

  Consolidated Statements of Stockholders' Equity
    (Deficiency), Years Ended June 30, 1997, 1996, 1995
    and the Period June 10, 1988 (Date of Formation)
    Through June 30, 1997 .....................................   F-5 - F-8

  Consolidated Statements of Cash Flows, Years Ended
    June 30, 1997, 1996, 1995 and the Period June 10,
    1988 (Date of Formation) Through June 30, 1997 ............   F-9 - F-10

  Notes to Consolidated Financial Statements ..................   F-11 - F-24


                                      -F-

                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Scantek Medical, Inc.


We have audited the accompanying consolidated balance sheet of Scantek Medical, Inc. and subsidiary (Development Stage Companies) (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements at June 30, 1994 and for the period June 10, 1988 (Date of Formation) through June 30, 1994 were audited by other auditors whose report, dated September 22, 1994, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scantek Medical, Inc. and subsidiary at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years ended June 30, 1997 and for the period June 10, 1988 (Date of Formation) through June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and ultimately manufacturing and marketing a product that detects early breast tissue abnormalities including cancer. As more fully explained in Note 1 of Notes to Consolidated Financial Statements, the Company needs to obtain additional financing to fulfill its developmental activities and achieve a level of sales adequate to support its cost structure. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Managements' plans are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.




WIENER, PENTA & GOODMAN, P.C.
Certified Public Accountants
Eatontown, New Jersey

September 29, 1997

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                             June 30,
                                                   ----------------------------
                                                      1997             1996
                                                   -----------      -----------
Current Assets:
  Cash .......................................     $   918,393      $   247,515
  Marketable securities ......................       6,860,371          638,832
  Due from licensee ..........................         550,000             --
  Prepaid expenses ...........................          70,708             --
                                                   -----------      -----------
      Total Current Assets ...................       8,399,472          886,347
                                                   -----------      -----------
Equipment -- net .............................         391,452            2,346
Other assets -- net ..........................         783,768          358,218
                                                   -----------      -----------
      TOTAL ASSETS ...........................     $ 9,574,692      $ 1,246,911
                                                   ===========      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Short-term debt ............................     $   966,000      $    17,000
  Current portion -- long-term debt ..........         350,000             --
  Current portion -- deferred income .........       2,129,082             --
  Note payable to officer ....................         304,993          304,993
  Accounts payable ...........................         121,901          351,279
  Accrued interest ...........................          82,289          247,784
  Accrued salaries ...........................         578,619          398,619
  Accrued expenses ...........................          40,689           22,623
  Deferred income taxes ......................         609,000             --
                                                   -----------      -----------
     Total Current Liabilities ...............       5,182,573        1,342,298
                                                   -----------      -----------

Deferred income ..............................            --            826,582
Long-term debt ...............................         568,006          938,006
                                                   -----------      -----------
      Total Liabilities ......................       5,750,579        3,106,886
                                                   -----------      -----------
Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Preferred stock, par value $.001
   per share -- authorized 5,000,000
   shares; none issued .......................            --               --
  Common stock, par value $.001 per
   share -- authorized 45,000,000;
   outstanding 17,220,200 and 15,790,200 .....          17,220           15,790
  Additional paid-in-capital .................       2,965,426        1,711,160
  Unrealized gain on marketable
   securities ................................       5,566,615          364,500
  Deficit accumulated during development
   stage .....................................      (4,725,148)      (3,951,425)
                                                   -----------      -----------
      Total Stockholders' Equity
       (Deficiency) ..........................       3,824,113       (1,859,975)
                                                   -----------      -----------
      TOTAL LIABILITIES AND STOCK-
       HOLDERS' EQUITY (DEFICIENCY) ..........     $ 9,574,692      $ 1,246,911
                                                   ===========      ===========


                  See notes to consolidated financial statements.

                            SCANTEK MEDICAL INC. AND SUBSIDIARY
                               (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the Period
                                                                                 June 10, 1988
                                                                                  (Date of
                                       For the Years Ended June 30,                Formation)
                               ---------------------------------------------        Through
                                  1997             1996             1995         June 30, 1997
                               -----------      -----------      -----------     -------------
Income:
  Interest income ..........   $    23,763      $       212      $       110      $    29,712
  Consulting ...............          --               --             15,000           15,000
  Miscellaneous ............         1,100             --               --             26,100
                               -----------      -----------      -----------      -----------
      Total Income .........        24,863              212           15,110           70,812
                               -----------      -----------      -----------      -----------
Costs and Expenses:
  General and administrative
    expenses ...............       300,845          377,625          366,571        2,463,128
  Amortization and
    depreciation ...........        93,384          110,234          110,233          622,024
  Research and
    development ............       291,013          213,311          159,693        1,231,743
  Interest expense .........       113,344          115,758          114,880          479,065
                               -----------      -----------      -----------      -----------
      Total Costs and
      Expenses .............       798,586          816,928          751,377        4,795,960
                               -----------      -----------      -----------      -----------
Net Loss ...................   $   773,723      $   816,716      $   736,267      $ 4,725,148
                               ===========      ===========      ===========      ===========
Loss per common share ......   $       .05      $       .06      $       .07      $      --
                               ===========      ===========      ===========      ===========
Weighted average
 number of common
  shares outstanding .......    16,802,145       14,214,138       10,189,513             --
                               ===========      ===========      ===========      ===========


                      See notes to consolidated financial statements.

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                     Common Stock           Treasury Stock   Additional     Gain on       During the
                                ---------------------      ----------------   Paid-In      Marketable     Development
                                  Shares       Amount      Shares    Amount   Capital      Securities        Stage         Total
                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
Original Capitalization:
  Sale of stock ($.023
    per share) ...............   2,000,000    $ 2,000       --      $  --      $ 44,094    $    --         $    --       $  46,094
  Issuance of
    options for
    services rendered
    (valued at .10
    per share) ...............                                                    5,000                                      5,000
  Net (loss)
    June 10, 1988
    (Date of Formation)
    through June 30, 1991 ....                                                                                (18,751)     (18,751)
                                 ---------     ------     -------   -------     -------     ---------        --------    ---------
Balance June 30, 1991 ........   2,000,000      2,000       --         --        49,094         --            (18,751)      32,343

  .7 for 1 reverse
    stock split ..............    (600,000)      (600)                              600                                       --
  Donated stock to
    treasury .................                            500,000                  --                                         --
  Issuance of
    stock to acquire
    subsidiary ($.006
    per share) ...............   7,100,000      7,100        --                  92,900                                    100,000
  Sale of treasury
    stock ($2.50 per
    share) ...................                            (18,000)               45,000                                     45,000
  Treasury stock exchanged
    for services rendered
    (valued at $.023
    per share) ...............                           (433,000)               10,000                                     10,000
  Net (loss), June 30, 1992 ..                                                                               (485,314)    (485,314)

                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
Balance, June 30, 1992 .......   8,500,000      8,500      49,000      --       197,594         --           (504,065)    (297,971)


                                   See notes to consolidated financial statements.                                       (Continued)


                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                     Common Stock           Treasury Stock   Additional     Gain on       During the
                                ---------------------      ----------------   Paid-In      Marketable     Development
                                  Shares       Amount      Shares    Amount   Capital      Securities        Stage         Total
                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
  Treasury stock
    exchanged for
    services rendered
    (valued at $0.125
     per share) ..............                            (49,000)                6,125                                      6,125
  Issuance of stock
    for professional
    services rendered
    (valued at $.25 to
    $.50 per share) ..........   1,450,000      1,450                           411,050                                    412,500
  Issuance of stock
    for contract
    release (valued at
    $1.00 per share) .........      35,000         35                            34,965                                     35,000
  Net (loss), June 30, 1993 ..                                                                               (924,969)    (924,969)
                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
Balance, June 30,  1993 ......   9,985,000      9,985       --          --      649,734         --         (1,429,034)   (769,315)

  Issuance of callable
    warrants for
    services rendered
    (valued at $.125
    per share) ...............                                                   15,625                                     15,625
  Issuance of stock
    in connection
    with bridge loan
    financing (issued
    at $1.00 per share) ......      37,200         37                            37,163                                     37,200
  Net (loss), June 30, 1994 ..                                                                               (969,408)    (969,408)
                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
Balance, June 30, 1994 .......  10,022,200     10,022       --          --      702,522          --        (2,398,442)  (1,685,898)



                                   See notes to consolidated financial statements.                                       (Continued)


                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                     Common Stock           Treasury Stock   Additional     Gain on       During the
                                ---------------------      ----------------   Paid-In      Marketable     Development
                                  Shares       Amount      Shares    Amount   Capital      Securities        Stage         Total
                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
  Issuance of stock
    in connection with
    bridge loan financing
    (issued at $1.00 per
    share) ...................      12,000         12                            11,988                                     12,000
  Issuance of stock
    for services rendered
    (valued at $.125 per
    share) ...................     621,250        621                            77,035                                     77,656
  Net (loss), June 30, 1995 ..                                                                               (736,267)    (736,267)
                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
Balance -- June 30,  1995 ....  10,655,450     10,655        --         --      791,545         --         (3,134,709)  (2,332,509)
  Issuance of stock
    for accrued salaries
    (valued at $.10 per
    share) ...................   4,550,000      4,550                           450,450                                    455,000
  Notes payable conversions
    to common stock
    (at $1.00 per share) .....     151,084        151                           150,933                                    151,084
  Issuance of stock
    for services rendered
    (at $.60 per share) ......     433,666        434                           273,232                                    273,666
  Issuance of options
    for services rendered
    (at $.30 per share) ......                                                   45,000                                     45,000
  Net unrealized gain
    on marketable
    securities ...............                                                                364,500                      364,500
  Net (loss), June 30, 1996 ..                                                                               (816,716)    (816,716)
                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
Balance -- June 30, 1996 .....  15,790,200     15,790         --       --     1,711,160       364,500      (3,951,425)  (1,859,975)


                                   See notes to consolidated financial statements.                                       (Continued)


                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                     Common Stock           Treasury Stock   Additional     Gain on       During the
                                ---------------------      ----------------   Paid-In      Marketable     Development
                                  Shares       Amount      Shares    Amount   Capital      Securities        Stage         Total
                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
  Issuance of stock in
    connection with private
    placement offering
    (issued at $1.00
    per share) ...............   1,070,000      1,070                         1,068,930                                  1,070,000
  Issuance of stock
    for professional
    services rendered
    (at $.167 to $1.00
    per share) ...............      72,500         73                            22,427                                     22,500
  Issuance of stock in
    lieu of payment on
    equipment (at $1.00
    per share) ...............     100,000        100                            99,900                                    100,000
  Stock options exercised
    ($.10 to $.375 per share)      170,000        170                            27,830                                     28,000
  Issuance of stock
    for rent (at $2.01
    per share) ...............      17,500         17                            35,179                                     35,196
  Net unrealized gain
    on marketable
    securities ...............                                                              5,202,115                    5,202,115
  Net (loss) -- June 30, 1997.                                                                               (773,723)    (773,723)
                                ----------    -------      ------    ------  ----------    ----------     -----------   ----------
Balance, June 30, 1997 .......  17,220,200    $17,220         --     $   --  $2,965,426    $5,566,615     $(4,725,148)  $3,824,113
                                ==========    =======      ======    ======  ==========    ==========     ===========   ==========


                                          See notes to consolidated financial statements.


                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      For the Period
                                                                                                                       June 10, 1988
                                                                                                                         (Date of
                                                                           For the Years Ended June 30,                  Formation)
                                                                  -----------------------------------------------         through
                                                                     1997              1996              1995          June 30, 1997
                                                                  -----------       -----------       -----------       -----------
Cash flows from operating activities:
  Net loss .................................................      $  (773,723)      $  (816,716)       $ (736,267)      $(4,725,148)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Depreciation and amortization ..........................           93,384           110,234           110,233           622,022
    Net gain on sale of marketable securities ..............           (1,100)             --                --              (1,100)
    Non-employee stock based compensation ..................             --             318,666            77,656           845,574
    Non-cash officers compensation .........................             --             457,250              --             457,250
    Other non-cash items ...................................          157,696            54,684            24,600           271,980
    Changes in operating assets and liabilities ............          (28,140)           25,615           400,042         1,651,013
                                                                  -----------       -----------       -----------       -----------
      Net Cash Provided by (Used in) Operating
        Activities .........................................         (551,883)          149,733          (123,736)         (878,409)
                                                                  -----------       -----------       -----------       -----------
Cash flows from investing activities:
  Proceeds from sale of marketable securities ..............           22,868              --                --              22,868
  Purchases of patents .....................................             --                --                --             (76,069)
  Organization costs .......................................             --                --                --            (199,672)
  Purchase and deposits of equipment .......................         (394,915)             --                --            (402,226)
  Purchase of marketable securities ........................         (432,192)             --                --            (432,192)
                                                                  -----------       -----------       -----------       -----------
      Net Cash (Used in) Investing Activities ..............         (804,239)             --                --          (1,087,291)
                                                                  -----------       -----------       -----------       -----------
Cash flows from financing activities:
   Proceeds from borrowings ................................          966,000            17,000            60,000         1,502,006
   Proceeds from officer loans .............................             --             138,000            82,700           306,993
   Repayment of officer loans ..............................             --              (2,000)             --              (2,000)
   Repayment of notes ......................................          (37,000)          (75,000)             --            (112,000)
   Proceeds from sale of options ...........................           28,000              --                --              28,000
   Proceeds from sale of common and treasury stock .........        1,070,000              --                --           1,161,094
                                                                  -----------       -----------       -----------       -----------
      Net Cash Provided by Financing Activities ............        2,027,000            78,000           142,700         2,884,093
                                                                  -----------       -----------       -----------       -----------
Net Increase in Cash .......................................          670,878           227,733            18,964           918,393
Cash -- beginning of period ................................          247,515            19,782               818              --
                                                                  -----------       -----------       -----------       -----------
Cash -- end of period ......................................      $   918,393       $   247,515       $    19,782       $   918,393
                                                                  ===========       ===========       ===========       ===========


                                          See notes to consolidated financial statements.


                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                      For the Period
                                                                                                                       June 10, 1988
                                                                                                                         (Date of
                                                                             For the Years Ended June 30,                Formation)
                                                                     --------------------------------------------         through
                                                                        1997             1996             1995         June 30, 1997
                                                                     -----------      -----------      -----------     -------------
Changes in Operating Assets
 and Liabilities Consist of:
   (Increase) in due from licensee .............................      $  (550,000)     $     --        $      --        $  (550,000)
   (Increase) in prepaid expenses ..............................          (70,708)           --               --            (70,708)
   (Increase) in other assets ..................................         (513,025)           --               --           (513,025)
   Increase (decrease) in accounts payable
     and accrued expenses ......................................         (196,907)       (416,961)         293,018          932,345
   Increase in deferred income .................................        1,302,500         450,000          100,000        1,852,500
   Increase (decrease) in accrued franchise tax ................             --            (7,424)           7,024              (99)
                                                                      -----------      ----------      -----------      -----------
                                                                      $   (28,140)     $   25,615      $   400,042      $ 1,651,013
                                                                      ===========      ==========      ===========      ===========
Supplementary information:
  Cash paid during the year for:
    Interest ...................................................      $   278,838      $   15,340      $      --        $   294,178
                                                                      ===========      ==========      ===========      ===========
    Income taxes ...............................................      $      --        $     --        $      --        $      --
                                                                      ===========      ==========      ===========      ===========
Non-cash investing activities:
  Debt incurred for asset transfer agreement
    of patents .................................................      $      --        $     --        $      --        $   600,000
                                                                      ===========      ==========      ===========      ===========
  Acquisition of subsidiary for common stock ...................      $      --        $     --        $      --        $   100,000
                                                                      ===========      ==========      ===========      ===========
  Acquisition of marketable securities in connection
    with licensing agreement ...................................      $      --        $  276,582      $      --        $   276,582
                                                                      ===========      ==========      ===========      ===========
  Unrealized (gain) on  marketable securities ..................      $(5,202,115)     $ (364,500)     $      --        $(5,566,615)
                                                                      ===========      ==========      ===========      ===========
  Deposit on equipment for common stock ........................      $   100,000      $     --        $      --        $   100,000
                                                                      ===========      ==========      ===========      ===========
Non-Cash Financing Activities:
  Conversion of long-term debt to common stock .................      $      --        $  121,000      $      --        $   121,000
                                                                      ===========      ==========      ===========      ===========
Other Non-Cash Activities:
  Conversion of accounts payable and accrued
    expenses to common stock ...................................      $    57,696      $  303,750      $    89,656      $   900,802
                                                                      ===========      ==========      ===========      ===========
  Conversion of accounts payable to stock options ..............      $      --        $   45,000      $      --        $    50,000
                                                                      ===========      ==========      ===========      ===========
  Conversion of accounts payable to warrants ...................      $      --        $     --        $      --        $    15,625
                                                                      ===========      ==========      ===========      ===========
  Conversion of accounts payable to treasury stock .............      $      --        $     --        $      --        $    16,125
                                                                      ===========      ==========      ===========      ===========
  Conversion of accrued officers salaries to
    common stock ...............................................      $      --        $  457,250      $      --        $   457,250
                                                                      ===========      ==========      ===========      ===========


                                          See notes to consolidated financial statements.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

          Scantek Medical, Inc. and subsidiary, (the "Company"), was incorporated under the laws of the State of Delaware on June 10, 1988 and is engaged in developing and ultimately manufacturing and marketing the Breast Abnormality Indicator ("BAI"). The BAI is an early screening device which can detect certain breast tissue abnormalities, including cancer. This device has been patented and has Food and Drug Administration ("FDA") approval for sale.

          The development activities of the Company are being financed through the sale of its common stock and debt securities. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commencement of its planned operations. Management is actively seeking additional capital to ensure the continuation of its development activities. However, there is no assurance that additional capital will be obtained. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

          At June 30, 1997, planned principal operations have not yet commenced and no revenue has been derived therefrom; accordingly, the Company is considered a development stage company. There is no assurance that commercially successful products will be developed nor that the Company will achieve a profitable level of operations. Operations to date have been devoted primarily to acquiring all of the necessary patents relating to the BAI; attending a variety of medical seminars; research and development; medical follow-up studies; pre-marketing activities; and attempting to raise the necessary capital for the initial production. The Company has entered into two License Agreements whereby the licensees purchased the right to manufacture and sell the BAI in the United States of America, Canada, their territories and possessions, Chile and Singapore. (See Note 6 of Notes to Consolidated Financial Statements).

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Scantek Medical, Inc. and its wholly-owned subsidiary (the "Company"). All intercompany transactions have been eliminated.

     USE OF ESTIMATES

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     AMENDMENT TO CERTIFICATE OF INCORPORATION

          On March 11, 1997, the Company, with the consent of the majority of the Company's shareholders amended the Certificate of Incorporation as to the aggregate number of common and preferred shares of stock the Company shall have the authority to issue. A total of 50,000,000 shares (5,000,000 shares of preferred stock, par value $.001 per share and 45,000,000 shares of common stock, par value $.001 per share) may be issued. All prior periods presented have been restated to reflect this amendment.

     MARKETABLE SECURITIES

          The Company classifies its investment in equity securities, as "available for sale", and accordingly, reflects unrealized gains, net of deferred taxes, as a separate component of stockholders' equity (deficiency).

     CONCENTRATION OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions and by policy, in the future, will limit the amount of credit exposure with any one financial institution.

     DEPRECIATION

          Equipment is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets which are between 5 and 10 years.

     PATENT COSTS

          The costs associated with the acquisition and filings of United States, French, English, Dutch and other patents have been capitalized. The patents are amortized using the straight-line method over their respective lives, not to exceed ten (10) years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows to be derived from such intangible assets is less than their carrying value.

     RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES

          Deferred taxes are provided to reflect the tax effect of temporary differences between financial reporting and tax basis of assets and liabilities. The principal items giving rise to deferred taxes are certain deferred start-up expenses which have been deducted for financial reporting purposes which are not currently deductible for income tax purposes and taxes on unrealized gains on marketable securities.

     DEFERRED INCOME

          Deferred income consists of initial payments of licensing fees and marketable securities, valued as of the date of the licensing agreements, received by the Company in connection with the licensing of the BAI. The Company has substantially performed all material conditions of the licensing agreement giving the licensee the right to manufacture and sell the BAI. This revenue will be recognized in income when the licensees commence operations, since substantial performance is presumed to occur at that point.

          Receivables due from the licensees are recognized upon the acceptance of the equipment by the licensees. Prior to the acceptance of the equipment, the amount due from the licensees will be offset against the deferred income.

     LONG-LIVED ASSETS

          Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of". This statement establishes accounting standards for the measurement of the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the value and future benefits of long-lived assets, the carrying value would be reduced by the excess, if any, of the long-lived assets over management's estimates of the anticipated undiscounted future net cash flows of the related asset. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     STOCK-BASED COMPENSATION

          Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has adopted the disclosure only provisions of SFAS No. 123 for pro forma information.

     RECENTLY ISSUED ACCOUNTING STANDARD

          In February, 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for computing and presenting net income per share and replaces the standards previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share". The Company will begin reporting per share information according to this new standard in the second quarter of fiscal 1998. The Company does not expect the implementation of SFAS No. 128 regarding the restatement of prior periods per share data to have a material effect on the Company's computation.

     LOSS PER COMMON AND COMMON EQUIVALENT SHARE

          Loss per common and common equivalent share for the years ended June 30, 1997, 1996, and 1995 were computed using the weighted average number of common shares outstanding during each year. The effect of outstanding stock options and warrants were not considered as their effect is antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

          At June 30, 1997, the fair value of cash, amounts due from licensee, prepaid expenses, notes payable to officer, accounts payable, accrued interest, accrued salaries and accrued expenses approximated their carrying values because of the short-term nature of these instruments. The fair value of marketable securities are based on quoted market prices. It is not practicable to estimate the fair value of the non-publicly traded long-term debt.

     RECLASSIFICATIONS

          Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


2. INVESTMENT IN SUBSIDIARY

          On September 6, 1991, the Company acquired all of the issued and outstanding common stock of Scantek Digital Systems, Inc. ("SDSI") in exchange for 7,100,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and the results of SDSI are included in the consolidated financial statements from the date of acquisition.


3. MARKETABLE SECURITIES

                                            Estimated      Gross        Gross
                                              Fair       Unrealized   Unrealized
                                   Cost       Value         Gains       Losses
                                --------    ----------    ----------    --------
     June 30, 1997:
      Equities:
       Common stock (1) ....    $684,756    $6,860,371    $6,175,615     $  --
                                ========    ==========    ==========     ======
     June 30, 1996:
      Equities:
       Common stock (1) ....    $274,332    $  638,832    $  364,500     $  --
                                ========    ==========    ==========     ======
     ----------

     (1) Includes 779,063 shares of Humascan, Inc. ("Humascan"), common stock at a cost of $274,332.

          Gross realized gains in 1997 were $1,100. There were no realized gains or losses in 1996.


4. EQUIPMENT
                                                             June 30,
                                                     --------------------------
                                                        1997            1996
                                                     ----------      ----------
     Equipment ................................      $   48,914      $    4,000
     Furniture and fixtures ...................           9,462           9,462
     Deposit on equipment .....................         350,000            --
                                                     ----------      ----------
                                                        408,376          13,462
     Less accumulated depreciation ............          16,924          11,116
                                                     ----------      ----------
                                                     $  391,452      $    2,346
                                                     ==========      ==========


5. OTHER ASSETS
                                                             June 30,
                                                     --------------------------
                                                        1997            1996
                                                     ----------      ----------
     Patent costs .............................      $  676,069      $  676,069
     Organization costs .......................            --           199,672
     Long-term portion of amount
       due from licensee ......................         500,000            --
     Security deposits ........................          13,125            --
                                                     ----------      ----------
                                                      1,189,194         875,741
     Less accumulated amortization ............         405,426         517,523
                                                      ----------      ----------
                                                     $  783,768      $  358,218
                                                     ==========      ==========

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


6. LICENSE AGREEMENTS

          a). On May 31, 1996, the Company entered into an Amended License Agreement with Humascan, Inc. ("Humascan" or "Licensee"), amending the October 20, 1995 License Agreement whereby Humascan purchased the right to manufacture and sell the BAI in the United States and Canada and their respective territories and possessions. The terms of the agreement require Humascan to pay the Company a licensing fee of $1,600,000, $550,000 of which has been received as of June 30, 1997 and the issuance to the Company 1,004,063 shares (after a three for four stock split) of the outstanding common stock of Humascan. The amount receivable in the amount of $1,050,000 from the licensing fee from Humascan is payable to the Company (subject to acceptance of various equipment installations by Humascan)as follows:
     $300,000 is due immediately as the patents for the BAI have been extended to 2003, $75,000 is payable on December 31, 1997, $175,000 on March 31,
     1998, $350,000 on October 31, 1998 and $150,000 on January 31, 1999. The
     Company shall also be entitled to an advance payment if certain threshold financing creates surplus cash flows for Humascan as defined in the agreement.

          In connection with the agreement, commencing with the first day of the first month in which the Licensed Product is sold and for each year through and including the termination date of October 20, 2012, the Licensee agrees to pay the Company a royalty based on net sales as follows: three (3%) percent of the first $2 million of net sales increasing to ten (10%) percent of net sales in excess of $10 million with a minimum royalty of $150,000 in the first year increasing to $600,000 in the fifth year and thereafter. In addition, the agreement will automatically terminate if the aggregate earned royalties for the first three years the product is sold do not exceed $950,000.

          Humascan entered into an agreement with Zigmed Corporation ("Zigmed") for the manufacture of equipment necessary for the production of the BAI. Zigmed is owned and controlled by the son of Mr. Zsigmond Sagi, the President, Chairman of the Board and Chief Executive Officer of the Company ("Sagi"), who prior to 1990, owned Zigmed. As of this date, Humascan has accepted the equipment but distribution of the BAI will not commence until the latter part of 1997.

          The Company has delivered to the Licensee a detailed description of the production procedures necessary for the production of the Licensed Product. The Company and the Licensee have agreed to the cost of production of each pair of the Licensed Product sold during any two consecutive quarters in which at least 500,000 units are produced for sale. If such cost exceeds $2.25 per unit, then the royalty payments owing with respect to such period shall be reduced by such cost overruns.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


6. LICENSE AGREEMENT (Continued)

          (b) On August 15, 1996, and as amended on April 30, 1997, the Company entered into a license agreement with Health Technologies International, Inc., ("HTI"), whereby, HTI is to assemble, market and sell the BAI in Chile and Singapore, and pay the Company a licensing fee of $250,000, which has been received as of June 30, 1997. The licensing fee will be recognized in income when the licensee commences operations.

          Pursuant to the terms of the agreement, HTI agrees to pay the Company minimum royalties of $100,000 in 1998 increasing to a minimum of $400,000 in the year 2000 and thereafter. Additionally, HTI has agreed to pay the Company a fee equal to 100% of the unit cost of production for overseeing the production process. Additionally, the Company received a twenty (20%) percent equity interest in HTI.


7. DEBT

          Short-term debt at June 30, is as follows:

                                                           1997           1996
                                                         --------       --------
     Unsecured note, interest at 6%
       per year. This note was repaid
       on December 12, 1996 (1) .....................    $   --         $ 17,000

     Secured margin loan, due on demand
       if Humascan common stock falls below
       $5 per share, margin interest rates
       vary based upon debt range ($8.75%
       at June 30, 1997). This loan is secured
       by 779,063 shares of Humascan
       common stock. ................................     966,000           --
                                                         --------       --------
                                                         $966,000       $ 17,000
                                                         ========       ========

          Long-term debt at June 30, is as follows:

                                                           1997           1996
                                                         --------       --------
     Unsecured notes, due upon
       completion of a secondary
       public offering, interest at
       10% per year (2) .............................    $ 30,000       $ 50,000

     Unsecured note, interest at 8%
       per year, due December 31,
       1999 (3) .....................................     888,006        888,006
                                                         --------       --------
                                                          918,006        938,006
     Current portion of long-term debt ..............     350,000           --
                                                         --------       --------
                                                         $568,006       $938,006
                                                         ========       ========

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


7. DEBT (Continued)

          Annual maturities on long-term debt as of June 30, 1997 during the next five years are:

               1998 ........................    $350,000
               1999 ........................     568,006
               2000 ........................         --
               2001 ........................         --
               2002 ........................         --
                                                --------
                                                $918,006
                                                ========
     ----------

     (1) The holder of the note is Clarion Finanz, AG (a foreign company) controlled by Carlo Civelli, the Company's Vice-President of Finance International.

     (2) Each noteholder received shares of the Company's common stock, 49,200 shares in total, as additional consideration for their 10% interest promissory note. This resulted in additional interest expense in the amount of $49,200 that was amortized over the expected life of the promissory notes, twenty-one (21) months through March 31, 1996. The promissory notes issued in connection with these bridge loans are due in full upon the completion of a public offering by the Company. In March, 1996, the Company offered a one-time option to convert the promissory notes into shares of the Company's common stock at a conversion price of $1.00 per share. $121,000 of the notes were converted including accrued interest of $30,084.

             An officer of the Company is owed $10,000 at June 30, 1997 and 1996 and received 2,000 shares of the Company's common stock under the terms of this note agreement. Accrued interest at June 30, 1997 and 1996 was $3,292 and $2,292, respectively.

             In March 1996, a director of the Company converted his note and accrued interest in the amount of $12,500 for 12,500 shares of the Company's common stock. Additionally, the director received 2,000 shares of the Company's common stock.

     (3) On June 30, 1996, the Company consolidated the $288,006 note, due June 30, 1996 and the $600,000 note, due August 20, 1996 into one note for $888,006 bearing simple interest at eight (8%) percent per year. The holder of the note is a corporation controlled by Mr. Sagi. Accrued interest at June 30, 1997 and 1996 was $35,520 and $168,806, respectively. Interest expense for the fiscal years ended June 30, 1997, 1996, 1995 and for the period June 10, 1988 (Date of Formation) through June 30, 1997 amounted to $71,040, $47,280, $47,281 and
          $239,846, respectively.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


8. INCOME TAXES

          At June 30, 1997, the Company has a net operating loss ("NOL") carryforward of approximately $4,725,000 for financial reporting purposes and approximately $1,902,000 for tax purposes. The difference between financial reporting and tax purposes results from the temporary difference caused by the capitalization of start-up expenditures for tax purposes required by Internal Revenue Code Section 195 and the net unrealized gain on marketable securities. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely. The tax NOL carryforwards expire in the years 2005 through 2010.

          The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a deferred tax asset and deferred tax liability and their approximate tax effects are:

                                                   June 30,
                            ----------------------------------------------------
                                       1997                      1996
                            -------------------------   -----------------------
                             Temporary        Tax        Temporary      Tax
                             Difference      Effect      Difference    Effect
                            -----------   -----------   -----------  ----------
      Net operating
       loss carryforward .. $(1,902,000)  $  (761,000)  $(1,467,000) $ (587,000)
      Deferred start-up
       expenses ...........  (2,751,000)   (1,100,000)   (2,484,000)   (994,000)
      Unrealized gains
       on marketable
       securities .........   6,176,000     2,470,000       364,000     146,000
      Valuation allowance .        --            --       3,587,000   1,435,000
                            -----------   -----------   -----------  ----------
                            $ 1,523,000   $   609,000   $      --    $     --
                            ===========   ===========   ===========  ==========


9. STOCKS, WARRANTS AND OPTIONS

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's issuing of stock options and warrants been determined based on the fair value at the grant date for awards in fiscal year ended 1997 consistent with the provision of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro-forma amounts indicated below:

          Net loss -- as reported .........................    $ 773,723
          Net loss -- pro-forma ...........................    $ 954,530
          Loss per share -- as reported ...................         $.05
          Loss per share -- pro-forma .....................         $.06

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


9. STOCKS, WARRANTS AND OPTIONS (Continued)

          The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions issued for grants in 1997: dividend yield of -0-%, expected volatility of 188% to 252%, risk free interest rate of 5.88% and expected lives of 2 years.

          The Company grants stock options and warrants as follows:

          (a) On March 7, 1995, the Company established a Non-Qualified Stock Option Plan (the "Plan") which provides for the granting to key employees stock options. The Plan provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 1997.

          (b) On March 7, 1995, the Company established a Stock Grant Program which provides for the granting to key employees common stock of the Company. The Stock Grant Program provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 1997.

          (c) The following options were granted outside the two March 7, 1995
     Plans:

          On March 7, 1995, the Company granted options to three outside directors totalling 40,000 shares each (120,000 shares) at an option price of $.10 per share, the fair value at the date of grant. As of June 30, 1997, 80,000 shares were exercised and 40,000 shares were cancelled.

          On March 7, 1995, the Company granted options to purchase 50,000 shares of the Company's common stock at an option price of $.10 per share, the fair value at the date of grant, to the Company's Vice-President of Finance International. In May, 1997, 50,000 shares were exercised.

          On October 31, 1996, the Company granted the Company's Vice President of Finance International warrants to purchase 142,500 shares of the Company's common stock at an option price of $1.0625 per share, the fair value at the date of grant, for professional services rendered. The warrants expire October 30, 2000.

          On February 2, 1996, the Company granted its attorney an option to purchase 150,000 shares of common stock in exchange for $45,000 of professional services rendered. The option is exercisable, at any time, through January 2, 1999 at an option price of $.625 per share, the fair value at the date of grant.

          On August 14, 1996, the Company granted options to the Company's President and Chief Executive Officer to purchase up to 484,827 shares of the Company's common stock at an option price of $.375 per share, the fair value at the date of grant, for the conversion of accrued salaries to August 30, 1996 in the amount of $129,694. The options expire August 30, 1999.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


9. STOCKS, WARRANTS AND OPTIONS (Continued)

          On August 14, 1996, the Company granted options to the Company's Vice President and Secretary to purchase 345,851 shares of the Company's common stock at an option price of $.375 per share, the fair value at the date of grant, for the conversion of accrued salary to August 30, 1996 in the amount of $181,810. The options expire August 30, 1999. Additionally, the Company granted an option to purchase 40,000 shares to the Company's Vice President and Secretary at an option price of $.375 per share. The options expire August 13, 2001.

          On August 14, 1996, the Company granted options to purchase 40,000 shares of the Company's common stock at an option price of $.375 per share, the fair value at the date of grant, to the Company's Vice-President of Corporate Development. In March, 1997, 40,000 shares were exercised.

          Information regarding the Company's Stock Option Plans, for fiscal years ended 1997, 1996 and 1995 is as follows:

                                     1997                 1996            1995
                             --------------------  -------------------  -------
                                        Weighted             Weighted
                                         Average             Average
                                        Exercised           Exercised
                              Shares      Price    Shares     Price     Shares
                             ---------  ---------  -------  ----------  -------
Options
 outstanding,
 beginning of
 year ...................      330,000     $.33    305,000     $2.50    175,000
Options
 exercised ..............     (170,000)     .17       --        --          --
Options
 granted ................    1,053,178      .47    150,000       .63    170,000
Options
 cancelled ..............      (50,000)     .01   (125,000)     6.00    (40,000)
                             ---------     ----    -------     -----    -------
Options
 outstanding,
 end of year ............    1,163,178     $.49    330,000     $ .33    305,000
                             =========     ====    =======     =====    =======
Option price
 range at end
 of year ................      $.01 to $1.06     $.01 to $6.00     $.01 to $6.00
Option price range
 for exercised
 shares .................      $.10 to $ .38     $     --          $     --
Options available
 for grant ..............       1,000,000          2,053,178         1,150,000
Weighted average
 fair value of
 options granted
 during the year ........          $.42               $.55

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


9. STOCKS, WARRANTS AND OPTIONS (Continued)

          The following table summarizes information about fixed-price stock options outstanding at June 30, 1997:

                                  Weighted
                      Number       Average     Weighted     Number      Weighted
   Range of        Outstanding    Remaining    Average    Exercisable   Average
   Exercise        at June 30,   Contractual   Exercise   at June 30,   Exercise
    Prices            1997          Life        Price        1997        Price
-------------      -----------   -----------   --------   -----------   --------
$.38 to $.625       1,020,678         2        $   .41     1,020,678     $   .41
$1.0625               142,500         3        $1.0625       142,500     $1.0625
                    ---------                              ---------
                    1,163,178                              1,163,178
                    =========                              =========


10. RELATED PARTY TRANSACTIONS

         The note payable to officer represents loans made to the Company by Mr. Sagi. The promissory note bears interest at prime plus one (1%) percent, 9 1/4%, at June 30, 1997, and is payable on demand. The principal amount of the note is $304,993 at June 30, 1997 and 1996. Included in accrued interest is $28,212 and $66,712 at June 30, 1997 and 1996, respectively. Interest expense for the fiscal years ended June 30, 1997, 1996, 1995 and for the period June 10, 1988 (Date of Formation) through June 30, 1997 amounted to $28,212, $22,365, $16,899 and $94,924, respectively.

         On February 3, 1993, 1,250,000 shares of common stock was issued to SMC Corp. SMC Corp. is the Company's largest shareholder and has the same President and Chief Executive Officer as the Company. The 1,250,000 shares represent replacement of shares delivered by SMC Corp. to third parties for professional services performed on behalf of the Company in the amount of approximately $312,500.

11. OTHER TRANSACTIONS AND AGREEMENTS

          The Company and SMC Corp. entered into various agreements with an investment banking firm ("361") to, among other things, provide financing for the Company in exchange for shares of the Company's common stock. In exchange for terminating all prior agreements between 361 and the Company and SMC, the Company issued 621,250 shares of its common stock to 361 representing services valued at approximately $78,000, which was approved by the Board of Directors on March 7, 1995.

12. COMMITMENTS AND CONTINGENCIES

     LEASES

          The Company leases office and warehousing facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance). In June, 1997 the Company signed a three (3) year lease for office and warehouse space in Denville, New Jersey.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997


12. COMMITMENTS AND CONTINGENCIES (Continued)

          Future minimum lease payments for operating leases are as follows:

             Year Ending June 30,
             --------------------
                    1998 ............................   $ 69,150
                    1999 ............................     54,250
                    2000 ............................     56,000
                    2001 ............................       --
                    2002 ............................       --
                    Thereafter ......................       --
                                                        --------
                                                        $179,400
                                                        ========

     RENT EXPENSE

          Rent expense for the years ended June 30, 1997, 1996, 1995 and from June 10, 1988 (Date of Formation) through June 30, 1997 was approximately $43,000, $36,000, $42,000 and $212,000, respectively.

     EMPLOYMENT AGREEMENTS

          The Company has entered into employment contracts in principle with the two officers/directors of the Company.

          The agreements all provide the following: base salaries increasing upon certain conditions, incentive bonus plans and severance benefits. The agreements also provide for the issuance of Humascan common stock owned by the Company as a form of additional compensation. In April, 1996, the Company issued to Mr. Sagi and the Company's Secretary, a total of 225,000 shares of Humascan common stock valued at $2,250 based upon a fair market value of $.01 per share on the date of issuance.

     PRODUCTION AGREEMENTS

          The Company intends to construct strategic regional manufacturing centers abroad to manufacture, assemble and market the BAI. The Company has entered into an amended agreement with Zigmed pursuant to which Zigmed will manufacture the production equipment needed for the manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's common stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in March, 1997 issued Zigmed 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract. An additional $50,000 was paid in May, 1997. (See Note 6 of Notes to Consolidated Financial Statements for Further Information).

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED JUNE 30, 1997, 1996, 1995 AND FOR THE PERIOD
              JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1997



13. SUBSEQUENT EVENT

          On September 22, 1997, the Company entered into an agreement with Sandell Corp., S.A., (an Uruguayan corporation), ("Sandell") to license the BAI to substantially all the countries in South America. The Company will receive an initial licensing fee of $500,000 payable in three installments before January 30, 1999. Sandell will be required to make minimum monthly purchases of $20,000 in 1998 increasing to a minimum of $90,000 in the year 2001 and thereafter of the BAI. The agreement has a duration of fourteen
     (14) years. As part of the licensing agreement, the Company will receive an equity interest in Sandell of approximately thirty-five (35%) percent.