Form 10-Q
period 1997-09-30
SCANTEK MEDICAL INC
filed 1997-11-13
CIK 926229

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

                For the quarterly period ended September 30, 1997

                                       OR

     [X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. to ..............


                        Commission File Number 000-27592



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

     At October 31, 1997, there were 17,220,200 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                              SCANTEK MEDICAL INC.

                                   ----------

                                      INDEX

                                                                          Page
                                                                         ------

PART I. FINANCIAL INFORMATION ..........................................    1

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of
            September 30, 1997 (unaudited) and
            June 30, 1997 ..............................................    2

          Consolidated Statements of Operations for the Three Months
            Ended September 30, 1997 and 1996 (unaudited) and for the
            Period June 10, 1988 (Date of Formation) through
            September 30, 1997 .........................................    3

          Consolidated Statements of Stockholders' Equity for the
           Years Ended June 30, 1997, 1996, 1995, 1994, 1993, 1992
           and 1991, for the Period June 10, 1988 (Date of Formation)
           through September 30, 1997 ..................................  4 - 7

          Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1997 and 1996 (unaudited) and for the
           Period June 10, 1988 (Date of Formation)
           through September 30, 1997 ..................................  8 - 9

          Notes to Financial Statements (unaudited) .................... 10 - 11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............. 12 - 15


PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS ............................................   16

  ITEM 6. EXHIBITS AND REPORT ON FORM 8-K ..............................   16

SIGNATURES .............................................................   17

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Registration Statement on Form 10-SB for the year ended June 30, 1997.

     The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                   September 30,      June 30,
                                                       1997            1997
                                                   ------------    ------------
                                                   (Unaudited)

Current Assets:
  Cash .........................................   $   653,869     $   918,393
  Marketable securities ........................     8,388,716       6,860,371
  Due from licensees............................       850,000         550,000
  Prepaid expenses .............................        71,168          70,708
                                                   -----------     -----------
         Total Current Assets ..................     9,963,753       8,399,472
                                                   -----------     -----------
Equipment -- net ...............................       389,258         391,452
Other assets -- net ............................       966,866         783,768
                                                   -----------     -----------
         TOTAL ASSETS ..........................   $11,319,877     $ 9,574,692
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ..............................   $   941,069     $   966,000
  Current portion -- long-term debt ............       350,000         350,000
  Current portion -- deferred income ...........     2,629,082       2,129,082
  Note payable to officer ......................       304,993         304,993
  Accounts payable .............................       139,660         121,901
  Accrued interest .............................        37,491          82,289
  Accrued salaries .............................       648,619         578,619
  Accrued expenses .............................        22,174          40,689
  Deferred income taxes ........................     1,140,000         609,000
                                                   -----------     -----------
         Total Current Liabilities .............     6,213,088       5,182,573
                                                   -----------     -----------
Long-term debt .................................       538,006         568,006
                                                   -----------     -----------
         Total Liabilities .....................     6,751,094       5,750,579
                                                   -----------     -----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.001
    per share -- authorized 5,000,000
    shares; none issued ........................          --              --
  Common stock, par value $.001 per
    share -- authorized 45,000,000;
    outstanding 17,220,200 .....................        17,220          17,220
  Additional paid-in-capital ...................     2,965,426       2,965,426
  Unrealized gain on marketable securities .....     6,600,292       5,566,615
  Deficit accumulated during development stage .    (5,014,155)     (4,725,148)
                                                   -----------     -----------
         Total Stockholders' Equity ............     4,568,783       3,824,113
                                                   -----------     -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY ..............................   $11,319,877     $ 9,574,692
                                                   ===========     ===========


                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  For the Period
                                                                   June 10, 1988
                                                                     (Date of
                                          Three Months Ended        Formation)
                                             September 30,           Through
                                       -------------------------   September 30,
                                           1997          1996          1997
                                       -----------   -----------   -----------
Income:
  Interest income ..................   $     9,981   $     4,656   $    39,693
  Consulting .......................          --            --          15,000
  Miscellaneous ....................         8,186          --          34,286
                                       -----------   -----------   -----------
       Total Income ................        18,167         4,656        88,979
                                       -----------   -----------   -----------
Costs and Expenses:
  General and administrative
    expenses .......................       167,297        75,479     2,630,425
  Amortization and
    depreciation ...................        19,096        27,214       641,120
  Research and development .........        74,110        66,293     1,305,853
  Interest expense .................        46,671        26,318       525,736
                                       -----------   -----------   -----------
       Total Costs and Expenses ....       307,174       195,304     5,103,134
                                       -----------   -----------   -----------
Net Loss ...........................   $   289,007   $   190,648   $ 5,014,155
                                       ===========   ===========   ===========

Net loss per share .................          $.02          $.01       $  --
                                              ====          ====       =======
Weighted average number of
  common shares outstanding ........    17,220,200    15,821,311          --
                                       ===========   ===========   ===========


                 See notes to consolidated financial statements.

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (Unaudited)

                                                                                                         (Deficit)
                                                                                           Unrealized   Accumulated
                                    Common Stock           Treasury Stock     Additional    Gain on      During the
                               ---------------------    -------------------    Paid-In     Marketable   Development
                                 Shares       Amount     Shares      Amount    Capital     Securities      Stage          Total
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
Original Capitalization:
  Sale of stock ($.023
    per share) .............    2,000,000    $ 2,000        --      $  --     $   44,094   $     --     $      --      $   46,094
  Issuance of
    options for
    services rendered
    (valued at .10
    per share) .............                                                       5,000                                    5,000
  Net (loss)
    June 10, 1988
    (Date of Formation)
    through June 30, 1991 ..                                                                                (18,751)      (18,751)
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
Balance June 30, 1991 ......    2,000,000      2,000        --         --         49,094         --         (18,751)       32,343

  .7 for 1 reverse
    stock split ............     (600,000)      (600)                                600                                     --
  Donated stock to
    treasury ...............                             500,000                    --                                       --
  Issuance of
    stock to acquire
    subsidiary ($.006
    per share) .............    7,100,000      7,100        --                    92,900                                  100,000
  Sale of treasury
    stock ($2.50 per
    share) .................                             (18,000)                 45,000                                   45,000
  Treasury stock
    exchanged for
    services rendered
    (valued at $.023
    per share) .............                            (433,000)                 10,000                                   10,000
  Net (loss),
    June 30, 1992 ..........                                                                               (485,314)     (485,314)
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
Balance, June 30, 1992 .....    8,500,000      8,500      49,000       --        197,594         --        (504,065)     (297,971)


                                        See notes to consolidated financial statements.                               (Continued)

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                                            (Unaudited)

                                                                                                         (Deficit)
                                                                                           Unrealized   Accumulated
                                    Common Stock           Treasury Stock     Additional    Gain on      During the
                               ---------------------    -------------------    Paid-In     Marketable   Development
                                 Shares       Amount     Shares      Amount    Capital     Securities      Stage          Total
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
   Treasury stock
    exchanged for
    services rendered
    (valued at $0.125
    per share) .............                             (49,000)                  6,125                                    6,125
  Issuance of stock
    for professional
    services rendered
    (valued at $.25 to
    $.50 per share) ........    1,450,000      1,450                             411,050                                  412,500
  Issuance of stock
    for contract
    release (valued at
    $1.00 per share) .......       35,000         35                              34,965                                   35,000
  Net (loss),
    June 30, 1993 ..........                                                                               (924,969)     (924,969)
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
Balance, June 30, 1993 .....    9,985,000      9,985        --         --        649,734         --      (1,429,034)     (769,315)

  Issuance of callable
    warrants for
    services rendered
    (valued at $.125
    per share) .............                                                      15,625                                   15,625
  Issuance of stock
    in connection
    with bridge loan
    financing (issued
    at $1.00 per share) ....       37,200         37                              37,163                                   37,200
  Net (loss),
    June 30, 1994 ..........                                                                               (969,408)     (969,408)
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
Balance, June 30, 1994 .....   10,022,200     10,022        --         --        702,522         --      (2,398,442)   (1,685,898)


                                        See notes to consolidated financial statements.                               (Continued)

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                                            (Unaudited)

                                                                                                         (Deficit)
                                                                                           Unrealized   Accumulated
                                    Common Stock           Treasury Stock     Additional    Gain on      During the
                               ---------------------    -------------------    Paid-In     Marketable   Development
                                 Shares       Amount     Shares      Amount    Capital     Securities      Stage          Total
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
  Issuance of stock
    in connection with
    bridge loan financing
    (issued at
    $1.00 per share) .......       12,000         12                              11,988                                   12,000
  Issuance of stock
    for services rendered
    (valued at
    $.125 per share) .......      621,250        621                              77,035                                   77,656
  Net (loss),
    June 30, 1995 ..........                                                                               (736,267)     (736,267)
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
Balance, June 30, 1995 .....   10,655,450     10,655        --         --        791,545         --      (3,134,709)   (2,332,509)

  Issuance of stock
    for accrued salaries
    (valued at
    $.10 per share) ........    4,550,000      4,550                             450,450                                  455,000
  Notes payable
    conversions to
    common stock
    (at $1.00 per share) ...      151,084        151                             150,933                                  151,084
  Issuance of stock
    for services rendered
    (at $.60 per share) ....      433,666        434                             273,232                                  273,666
  Issuance of options
    for services rendered
    (at $.30 per share) ....                                                      45,000                                   45,000
  Net unrealized gain
    on marketable
    securities .............                                                                  364,500                     364,500
  Net (loss),
    June 30, 1996 ..........                                                                               (816,716)     (816,716)
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
Balance, June 30, 1996 .....   15,790,200     15,790        --         --      1,711,160      364,500    (3,951,425)   (1,859,975)


                                        See notes to consolidated financial statements.                               (Continued)

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                                            (Unaudited)

                                                                                                         (Deficit)
                                                                                           Unrealized   Accumulated
                                    Common Stock           Treasury Stock     Additional    Gain on      During the
                               ---------------------    -------------------    Paid-In     Marketable   Development
                                 Shares       Amount     Shares      Amount    Capital     Securities      Stage          Total
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
  Issuance of stock in
    connection with
    private placement
    offering (issued at
    $1.00 per share) .......    1,070,000      1,070                           1,068,930                                1,070,000
  Issuance of stock
    for professional
    services rendered
    (at $.167 to $1.00
    per share) .............       72,500         73                              22,427                                   22,500
  Issuance of stock in
    lieu of payment on
    equipment (at $1.00
    per share) .............      100,000        100                              99,900                                  100,000
  Stock options exercised
    ($.10 to $.375
    per share) .............      170,000        170                              27,830                                   28,000
  Issuance of stock
    for rent (at $2.01
    per share) .............       17,500         17                              35,179                                   35,196
  Net unrealized gain
    on marketable
    securities .............                                                                5,202,115                   5,202,115
  Net (loss),
    June 30, 1997 ..........                                                                               (773,723)     (773,723)
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
Balance, June 30, 1997 .....   17,220,200     17,220        --         --      2,965,426    5,566,615    (4,725,148)    3,824,113

Net unrealized gain on
  marketable securities ....                                                                1,033,677                   1,033,677
Net (loss),
  September 30, 1997 .......                                                                               (289,007)     (289,007)
                               ----------    -------    --------    -------   ----------   ----------   -----------    ----------
Balance, September 30, 1997.   17,220,200    $17,220        --      $  --     $2,965,426   $6,600,292   $(5,014,155)   $4,568,783
                               ==========    =======    ========    =======   ==========   ==========   ===========    ==========


                                                See notes to consolidated financial statements.

                              SCANTEK MEDICAL INC. AND SUBSIDIARY
                                 (DEVELOPMENT STAGE COMPANIES)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                              For the Period
                                                                               June 10, 1988
                                                  Three Months Ended             (Date of
                                                     September 30,           Formation) through
                                             ----------------------------      September 30,
                                                1997             1996              1997
                                             -----------      -----------    ----------------
Cash flows from operating activities:
  Net loss .............................     $  (289,007)     $  (190,648)     $(5,014,155)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization ......          19,096           27,214          641,118
    Net gain on sale of marketable
      securities .......................          (8,186)            --             (9,286)
    Non-employee stock based
      compensation .....................            --               --            845,574
    Non-cash officers compensation .....            --               --            457,250
    Other non-cash items ...............            --             10,000          271,980
    Changes in operating
      assets and liabilities ...........          23,986         (304,339)       1,674,999
                                             -----------      -----------      -----------
         Net Cash (Used in)
           Operating Activities ........        (254,111)        (457,773)      (1,132,520)
                                             -----------      -----------      -----------
Cash flows from investing activities:
  Proceeds from sale of
    marketable securities ..............         116,701             --            139,569
  Purchases of patents .................            --               --            (76,069)
  Organization costs ...................            --               --           (199,672)
  Purchase and deposits of equipment ...            --           (200,000)        (402,226)
  Purchase of marketable securities ....         (72,183)            --           (504,375)
                                             -----------      -----------      -----------
         Net Cash Provided by (Used in)
           Investing Activities ........          44,518         (200,000)      (1,042,773)
                                             -----------      -----------      -----------
Cash flows from financing activities:
  Proceeds from borrowings .............            --               --          1,502,006
  Proceeds from officer loans ..........            --               --            306,993
  Repayment of officer loans ...........            --               --             (2,000)
  Repayment of notes ...................         (54,931)            --           (166,931)
  Proceeds from the sale of options ....            --               --             28,000
  Proceeds from sale of common
    and treasury stock .................            --          1,070,000        1,161,094
                                             -----------      -----------      -----------
         Net Cash Provided by (Used in)
           Financing Activities ........         (54,931)       1,070,000        2,829,162
                                             -----------      -----------      -----------
Net Increase (decrease) in Cash ........        (264,524)         412,227          653,869
Cash -- beginning of period ............         918,393          247,515             --
                                             -----------      -----------      -----------
Cash -- end of period ..................     $   653,869      $   659,742      $   653,869
                                             ===========      ===========      ===========


                        See notes to consolidated financial statements.

                              SCANTEK MEDICAL INC. AND SUBSIDIARY
                                 (DEVELOPMENT STAGE COMPANIES)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                              For the Period
                                                                               June 10, 1988
                                                  Three Months Ended             (Date of
                                                     September 30,           Formation) through
                                             ----------------------------      September 30,
                                                1997             1996              1997
                                             -----------      -----------    ----------------
Changes in Operating Assets
 and Liabilities Consist of:
   (Increase) in due from licensees.....     $  (300,000)     $      --        $  (850,000)
   (Increase) in prepaid expenses ......            (460)            --            (71,168)
   (Increase) in other assets ..........        (200,000)         (12,951)        (713,025)
   Increase (decrease) in accounts
     payable and accrued expenses ......          24,446         (291,388)         956,791
   Increase in deferred income .........         500,000             --          2,352,500
   (Decrease) in accrued franchise tax .            --               --                (99)
                                             -----------      -----------      -----------
                                             $    23,986      $  (304,339)     $ 1,674,999
                                             ===========      ===========      ===========
Supplementary information:
  Cash paid during the year for:
     Interest ..........................     $    93,469      $   235,518      $   387,647
                                             ===========      ===========      ===========
     Income taxes ......................     $      --        $      --        $      --
                                             ===========      ===========      ===========
Non-cash investing activities:
  Debt incurred for asset
    transfer agreement of
    patents ............................     $      --        $      --        $   600,000
                                             ===========      ===========      ===========
  Acquisition of subsidiary
    for common stock ...................     $      --        $      --        $   100,000
                                             ===========      ===========      ===========
  Acquisition of marketable
    securities in connection
    with licensing agreement ...........     $      --        $      --        $   276,582
                                             ===========      ===========      ===========
  Unrealized (gain) on
    marketable securities ..............     $ 1,033,677      $ 3,933,546      $ 6,600,292
                                             ===========      ===========      ===========
  Deposit on equipment for
    common stock .......................     $      --        $      --        $   100,000
                                             ===========      ===========      ===========
Non-Cash Financing Activities:
  Conversion of long-term debt
    to common stock ....................     $      --        $      --        $   121,000
                                             ===========      ===========      ===========
Other Non-Cash Activities:
  Conversion of accounts payable
    and accrued expenses to common
    stock ..............................     $      --        $   110,000      $   900,802
                                             ===========      ===========      ===========
  Conversion of accounts payable
    to stock options ...................     $      --        $      --        $    50,000
                                             ===========      ===========      ===========
  Conversion of accounts payable
    to warrants ........................     $      --        $      --        $    15,625
                                             ===========      ===========      ===========
  Conversion of accounts payable
    to treasury stock ..................     $      --        $      --        $    16,125
                                             ===========      ===========      ===========
  Conversion of accrued officers
    salaries to common stock ...........     $      --        $      --        $   457,150
                                             ===========      ===========      ===========


                        See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     At September 30, 1997, planned principal operations of Scantek Medical Inc. (the "Company" or "Scantek") have not yet commenced and no revenue has been derived therefrom; accordingly, the Company is considered a development stage company.

     The consolidated balance sheet as of September 30, 1997, consolidated statements of operations and cash flows for the three months ended September 30, 1997 and 1996, and for the period June 10, 1988 (Date of Formation) through September 30, 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the September 30, 1996 financial statements have been reclassified to conform to September 30, 1997 classifications. The information for June 30, 1997 was derived from audited financial statements.

     RECEIVABLE RECOGNITION -- Receivables due from licensees are recognized either upon the acceptance of the equipment by the licensee or upon the signing of the definitive agreement.

     REVENUE RECOGNITION -- Revenues will be recognized in income when the licensees commence operations, since substantial performance is presumed to occur at that point.

2. LOSS PER COMMON AND COMMON EQUIVALENT SHARE

     Loss per common and common equivalent share for the three months ended September 30, 1997 and 1996 was computed using the weighted average number of common shares outstanding during each period. The dilutive effect of outstanding options, warrants and common stock equivalents for the three months ended September 30, 1997 and 1996 were not considered as their effect was antidilutive.

3. EQUIPMENT

     Equipment consists of the following:

                                                  September 30,    June 30,
                                                      1997           1997
                                                  -------------    --------
     Equipment ..............................       $ 48,914       $ 48,914
     Furniture and fixtures .................          9,462          9,462
     Deposit on equipment ...................        350,000        350,000
                                                    --------       --------
                                                     408,376        408,376
     Less accumulated depreciation ..........         19,118         16,924
                                                    --------       --------
         Net Equipment ......................       $389,258       $391,452
                                                    ========       ========

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. OTHER ASSETS

     Other assets consist of the following:

                                                  September 30,      June 30,
                                                      1997             1996
                                                  -------------     ----------
     Patent costs ...........................       $  676,069      $  676,069
     Long-term portion of amount
       due from licensees ...................          700,000         500,000
     Security deposits ......................           13,125          13,125
                                                    ----------      ----------
                                                     1,389,194       1,189,194
     Less accumulated amortization ..........          422,328         405,426
                                                    ----------      ----------
     Other Assets -- Net ....................       $  966,866      $  783,768
                                                    ==========      ==========

5. INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At June 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. At September 30, 1997, the Company has provided deferred taxes of $1,140,000 on the unrealized gain on marketable securities after off-setting the net operating loss carryforward. The deferred taxes are netted against the unrealized gain on marketable securities.

6. RECENT DEVELOPMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company is a high-tech development stage company organized to develop, manufacture, sell and license products and devices to assist in the diagnosis and early detection of disease. At the present time, the Company is focusing to manufacture, sell and license the Breast Abnormality Indicator ("BAI"). The device has been patented and has Food and Drug Administration ("FDA") approval for sale. The BAI is a screening device which can detect breast tissue abnormalities, including breast cancer. The Company has not generated any revenues but has entered into three License Agreements whereby the licensees purchased the right to manufacture and/or sell the BAI in the United States of America, Canada their territories and possessions, South America and Singapore.

     The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                                       % Increase (Decrease)
                                                        from Prior Period
                                                       ---------------------
                                                        Three Months Ended
                                                        September 30, 1997
                                                        compared with three
                                                           months ended
                                                        September 30, 1996
                                                        ------------------
General and administrative expense .................           121.6
Amortization and depreciation ......................           (29.8)
Interest expense ...................................            77.3
Research and development ...........................            11.8
Net loss ...........................................            50.4


THREE MONTHS 1997 VS. THREE MONTHS 1996

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 121.6% for the three month period ending September 30, 1997 as compared with the three month period ended September 30, 1996. This increase is primarily due to the purchasing of keyman and directors and officers insurance coupled with increases in rent, professional fees and financial services. This was offset in part by decreases in consulting expenses.

     AMORTIZATION AND DEPRECIATION EXPENSE

     Amortization and depreciation was $19,096 for the three months ended September 30, 1997 as compared to $27,214 for the three months ended September 30, 1996. The 29.8% decrease was attributable to organization cost amortization expiring at December 31, 1996. This was offset in part by increases in depreciation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     INTEREST EXPENSE

     Interest expense was $46,671 for the three months ended September 30, 1997 compared to $26,318 for the three months ended September 30, 1996. The 77.3% increase was attributable to interest expense on the short-term debt margin loan.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expense increased 11.8% to $74,110 during the three months ended September 30, 1997 from $66,293 during the three months ended September 30, 1996. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

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

     During 1996, the Company amended the October 20, 1995 License Agreement whereby Humascan purchased the right to manufacture and sell the BAI in the United States and Canada and their respective territories and possessions and pay the Company a licensing fee of $1,600,000, $550,000 of which has been received as of September 30, 1997 and the issuance to the Company of 1,004,063 shares (after a three for four stock split) of the outstanding common stock of Humascan. The amount receivable from the licensing fee from Humascan is payable to the Company (subject to acceptance of various equipment installations by Humascan) as follows: $300,000 is due immediately as the patents for the BAI have been extended to 2003, $75,000 on December 31, 1997, $175,000 on March 31, 1998, $350,000 on October 31, 1998 and $150,000 on January 31, 1999. The Company
shall also be entitled to an advance payment if certain threshold financing creates surplus cash flows for Humascan as defined in the agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     LIQUIDITY AND CAPITAL RESOURCES (Continued)

     On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble market and sell the BAI in Chile and Singapore, and pay the Company a licensing fee of $250,000, all of which has been received as of June 30, 1997. Pursuant to the terms of the agreement, HTI agrees to pay the Company minimum royalties of $100,000 in 1998 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter. Additionally, HTI has agreed to pay the Company a one-hundred (100%) percent mark-up on product cost for the Company's services in operating HTI's manufacturing line. As part of the licensing agreement, the Company received a twenty (20%) percent equity interest in HTI.

     The Company entered into an exclusive license agreement, dated September 22, 1997 with Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguayan corporation ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the product in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. Sandell is required to maintain operations in Uruguay's Free Trade Zone. The Sandell Agreement is for a term of fourteen (14) years. Under the Sandell Agreement, Sandell is to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) percent of the outstanding shares of Sandell on a fully diluted basis. The cash portion of the fee is payable (i) $100,000 upon execution of the Sandell Agreement, which was paid by Sandell on October 14, 1997, (ii) $200,000 on or before April 30, 1998 and (iii) $200,000 on or before January 30, 1999. Sandell is also required to make minimum purchases of the BAI as follows: (i) $20,000 per month during calendar 1998, (ii) $35,000 per month during 1999, (iii) $65,000 during 2000 and
(iv) $90,000 per month during 2001 and thereafter during the term of the license.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its product. The Company intends to construct a production facility abroad to manufacture, market and sell the BAI to the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the BAI for the contract price of $1,850,000. In August 1996, the Company paid Zigmed Inc. an advance deposit of $200,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. An additional $50,000 was paid in May 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The Company's success is dependent on raising sufficient capital to establish a production facility and purchase manufacturing equipment to manufacture the BAI for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. However, the Company feels payments to be received on the initial license fees, combined with the capital raised from two private placements and proceeds from borrowing against the Humascan common stock, will be more than sufficient to cover the operations of the Company over the next twelve (12) months. The Company believes the BAI will be commercially accepted throughout the international market.

     As stated previously, the Company has financed its operations through private placements of its equity and debt securities and advances from the Company's President.

     In a 1994 private placement, the Company raised $246,000 through unsecured notes. Each noteholder did receive 2,000 shares of the Company's common stock as additional consideration for their ten (10%) percent promissory note. The promissory notes issued in connection with these bridge loans are due in full upon the completion of a public offering by the Company. In March 1995, the Company offered to convert the promissory notes into shares of the Company's common stock at a conversion price of $1.00 per share. $121,000 of the notes were converted, including accrued interest of $30,084. As of September 30, 1997, all the remaining notes have been paid.

     On June 30, 1996, the Company consolidated a $288,006 note, due June 30, 1996 and a $600,000 note, due August 20, 1996 into one note for $888,006 bearing simple interest at eight (8%) percent per year. The first payment of the note is due December 31, 1997 and the additional payments are subsequently due per the payment terms of the note.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

               See Item 3 of the Company's Form 10-SB for the year ended June 30, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

          (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SCANTEK MEDICAL INC.


                                          By: /s/ ZSIGMOND SAGI
                                              ---------------------------------
                                              Zsigmond Sagi, President and
                                              Chief Financial Officer


Dated:  November 13, 1997