Form 10QSB
period 1997-12-31
SCANTEK MEDICAL INC
filed 1998-02-17
CIK 926229

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

                For the quarterly period ended December 31, 1997

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


                   321 PALMER ROAD, DENVILLE, NEW JERSEY 07834
                                 (973) 366-5250
             ------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


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

     At January 31, 1998, there were 17,220,200 shares of Common Stock, $.001 par value, outstanding.

================================================================================


                               SCANTEK MEDICAL INC.

                                       INDEX

                                                                                  Page
                                                                                  ----

Part I.     Financial Information                                                  1

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of
             December 31, 1997 (unaudited) and
             June 30, 1997                                                         2

            Consolidated Statements of Operations for the Six Months and Three
             Months Ended December 31, 1997 and 1996 (unaudited) and for the
             Period June 10, 1988 (Date of Formation) through
             December 31, 1997                                                     3

            Consolidated Statements of Stockholders'
             Equity for the Period June 10, 1988
             (Date of Formation) through December 31, 1997                        4 - 7

            Consolidated Statements of Cash Flows for the Six Months Ended
             December 31, 1997 and 1996 (unaudited) and for the Period June 10,
             1988 (Date of Formation) through December 31, 1997                   8 - 9

            Notes to Financial Statements (unaudited)                            10 - 11

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       12 - 16

Part II.    Other Information

  Item 1.   Legal Proceedings                                                      17

  Item 6.   Exhibits and Report on Form 8-K                                        17

Signatures                                                                         18


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

     The results of operations for the six months ended December 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                December 31,      June 30,
                                                   1997             1997
                                                -----------      -----------
                                                (Unaudited)

Current Assets:
  Cash                                         $   377,613       $   918,393
  Marketable securities                          7,024,268         6,860,371
  Due from licensees                             1,100,000           550,000
  Prepaid expenses                                  68,507            70,708
                                               -----------       -----------
      Total Current Assets                       8,570,388         8,399,472
                                               -----------       -----------
Equipment - net                                    541,509           391,452
Other assets - net                                 661,981           783,768
                                               -----------       -----------
      TOTAL ASSETS                             $ 9,773,878       $ 9,574,692
                                               ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                              $   962,194       $   966,000
  Current portion - long-term debt                    -              350,000
  Current portion - deferred income              2,629,082         2,129,082
  Note payable to officer                          304,993           304,993
  Accounts payable                                 151,764           121,901
  Accrued interest                                  57,743            82,289
  Accrued salaries                                 718,619           578,619
  Accrued expenses                                  18,000            40,689
  Deferred income taxes                            475,000           609,000
                                               -----------       -----------
     Total Current Liabilities                   5,317,395         5,182,573
                                               -----------       -----------
Long-term debt                                     888,006           568,006
                                               -----------       -----------
      Total Liabilities                          6,205,401         5,750,579
                                               -----------       -----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.001
   per share - authorized 5,000,000
   shares; none issued                                --                --
  Common stock, par value $.001 per
   share - authorized 45,000,000;
   outstanding 17,220,200                           17,220            17,220
  Additional paid-in-capital                     2,965,426         2,965,426
  Unrealized gain on marketable
   securities                                    5,903,681         5,566,615
  Deficit accumulated during develop-
   ment stage                                   (5,317,850)       (4,725,148)
                                               -----------       -----------
      Total Stockholders' Equity                 3,568,477         3,824,113
                                               -----------       -----------
      TOTAL LIABILITIES AND STOCK-
       HOLDERS' EQUITY                         $ 9,773,878       $ 9,574,692
                                               ===========       ===========





                  See notes to consolidated financial statements.



                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)



                                Six Months Ended                   Three Months Ended      For the Period
                          --------------------------            -----------------------    June 10, 1988
                                  December 31,                        December 31,       (Date of Formation)
                          --------------------------            -----------------------        through
                             1997           1996                   1997         1996      December 31, 1997
                          -----------    -----------            ----------   ----------   ------------------
Income:
  Interest income         $    16,693    $    11,185            $    6,712   $     6,529     $     46,405
  Consulting                     --             --                    --           --              15,000
  Miscellaneous                 5,789           --                  (2,397)        --              31,889
                          -----------    -----------            ----------   -----------     ------------
      Total Income             22,482         11,185                 4,315         6,529           93,294
                          -----------    -----------            ----------   -----------     ------------
Costs and Expenses:
  General and adminis-
   trative expenses           334,728        188,968               167,431       100,986        2,797,856
  Amortization and
   depreciation                39,077         55,685                19,981        28,471          661,101
  Research and
   development                149,310        132,753                75,200        66,459        1,381,053
  Interest expense             92,069         52,669                45,398        26,351          571,134
                          -----------    -----------            ----------   -----------     ------------
      Total Costs and
       Expenses               615,184        430,075               308,010       222,267        5,411,144
                          -----------    -----------            ----------   -----------     ------------
Net Loss                  $  (592,702)   $  (418,890)           $ (303,695)  $  (215,738)    $ (5,317,850)
                          ===========    ===========            ==========   ===========     ============
Net loss per share -
 basic                          $(.03)         $(.03)                 $(.02)       $(.01)    $      --
                                =====          =====                  =====        =====     ============
Weighted average
 number of common
  shares and
  equivalents out-
  standing                 17,220,200     16,448,609             17,220,200   15,821,311            --
                         ============    ===========            ===========  ===========     ============





                  See notes to consolidated financial statements.



                              SCANTEK MEDICAL INC. AND SUBSIDIARY
                                 (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (UNAUDITED)

                                                                                                    (Deficit)
                                                                                  Unrealized       Accumulated
                                Common Stock         Treasury Stock    Additional  Gain on         During the
                            -------------------     ---------------     Paid-In   Marketable       Development
                            Shares       Amount     Shares   Amount     Capital   Securities         Stage        Total
                            ------       ------     ------   ------    ---------- ----------       ------------   -----
Original Capitali-
 zation:
  Sale of stock ($.023
   per share)              2,000,000    $ 2,000       --     $   --     $ 44,094     $   --        $   --        $  46,094
  Issuance of
   options for
   services ren-
   dered (valued
   at .10 per share)                                                       5,000                                     5,000
  Net (loss)
  June 10, 1988
  (Date of For-
   mation) through
   June 30, 1991                                                                                      (18,751)     (18,751)
                           ---------    -------     -------   -------    -------    ---------        --------    ---------
Balance June 30,
 1991                      2,000,000      2,000       --         --       49,094        --            (18,751)      32,343
 .7 for 1 reverse
  stock split               (600,000)      (600)                             600                                      --
 Donated stock to
  treasury                                          500,000      --                                     --
 Issuance of
  stock to acquire
  subsidiary ($.006
  per share)               7,100,000      7,100       --                  92,900                                   100,000
 Sale of treasury
  stock ($2.50 per
  share)                                            (18,000)              45,000                                    45,000
 Treasury stock ex-
  changed for
  services rendered
  (valued at $.023
  per share)                                       (433,000)              10,000                                    10,000
  Net (loss), June
   30, 1992                                                                                          (485,314)    (485,314)
                           ---------    -------    --------   -------   --------     -------        ---------     --------
Balance, June 30,
 1992                      8,500,000      8,500      49,000      --      197,594        --           (504,065)    (297,971)



                 See notes to consolidated financial statements.

                                                                     (Continued)



                               SCANTEK MEDICAL INC. AND SUBSIDIARY
                                  (DEVELOPMENT STAGE COMPANIES)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                           (UNAUDITED)

                                                                                                   (Deficit)
                                                                                    Unrealized     Accumulated
                                Common Stock         Treasury Stock    Additional    Gain on        During the
                            --------------------   -----------------     Paid-In    Marketable     Development
                             Shares      Amount     Shares   Amount      Capital    Securities        Stage           Total
                            -------     --------   -------  --------   ----------   -----------    -----------      ---------
Treasury stock
  exchanged for
  services rendered
  (valued at $0.125
   per share)                                      (49,000)                6,125                                       6,125
 Issuance of stock
  for professional
  services rendered
  (valued at $.25 to
  $.50 per share)           1,450,000     1,450                          411,050                                     412,500
 Issuance of stock
  for contract
  release (valued at
  $1.00 per share)             35,000        35                           34,965                                      35,000
  Net (loss), June
   30, 1993                                                                                          (924,969)      (924,969)
                           ----------    ------    -------   -------     -------    ----------     ----------     ----------
Balance, June 30,
 1993                       9,985,000     9,985      --        --        649,734         --        (1,429,034)      (769,315)
 Issuance of call-
  able warrants for
  services rendered
  (valued at $.125
  per share)                                                              15,625                                      15,625
 Issuance of stock
  in connection
  with bridge loan
  financing (issued
  at $1.00 per
  share)                       37,200        37                           37,163                                      37,200
 Net (loss), June
  30, 1994                                                                                           (969,408)      (969,408)
                           ----------    ------    -------   -------     -------      ----------   ----------     ----------
Balance, June 30,
 1994                      10,022,200    10,022       --       --        702,522         --        (2,398,442)    (1,685,898)




                 See notes to consolidated financial statements.

                                                                     (Continued)



                                      SCANTEK MEDICAL INC. AND SUBSIDIARY
                                          (DEVELOPMENT STAGE COMPANIES)
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                                   (UNAUDITED)

                                                                                                  (Deficit)
                                                                                   Unrealized    Accumulated
                                Common Stock        Treasury Stock     Additional   Gain on      During the
                           ---------------------   -----------------     Paid-In   Marketable    Development
                            Shares       Amount     Shares   Amount      Capital   Securities       Stage         Total
                           --------     --------   -------  --------   ----------  -----------   -----------    ---------
  Issuance of stock
   in connection with
   bridge loan finan-
   cing (issued at
   $1.00 per share)            12,000        12                             11,988                                 12,000
  Issuance of stock
   for services ren-
   dered (valued at
   $.125 per share)           621,250       621                             77,035                                 77,656
  Net (loss), June
   30, 1995                                                                                         (736,267)    (736,267)
                           ----------    ------      -------- --------   ---------    ----------  ----------   ----------
Balance - June 30,
 1995                      10,655,450    10,655          --       --       791,545         -      (3,134,709)  (2,332,509)
  Issuance of stock
   for accrued sal-
   aries (valued at
   $.10 per share)          4,550,000     4,550                            450,450                                455,000
  Notes payable con-
   versions to
   common stock
   (at $1.00 per
   share)                     151,084       151                            150,933                                151,084
  Issuance of stock
   for services ren-
   dered (at $.60
   per share)                 433,666       434                            273,232                                273,666
  Issuance of options
   for services ren-
   dered (at $.30
   per share)                                                               45,000                                 45,000
  Net unrealized gain
   on marketable
   securities                                                                            364,500                  364,500
  Net (loss), June
   30, 1996                                                                                         (816,716)    (816,716)
                            ----------   ------       ------- --------   ---------    ----------  ----------   ----------
Balance - June 30,
 1996                       15,790,200   15,790          --       --     1,711,160       364,500  (3,951,425)  (1,859,975)



                         See notes to consolidated financial statements.



                                           SCANTEK MEDICAL INC. AND SUBSIDIARY
                                              (DEVELOPMENT STAGE COMPANIES)
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                                      (UNAUDITED)


                                                                                                       (Deficit)
                                                                                       Unrealized     Accumulated
                                Common Stock        Treasury Stock       Additional     Gain on       During the
                           ---------------------   -----------------       Paid-In     Marketable     Development
                            Shares       Amount     Shares   Amount        Capital     Securities       Stage            Total
                           --------     --------   -------  --------     ----------    -----------    -----------    ---------
 Issuance of stock in
  connection with pri-
  vate placement
  offering (issued at
  $1.00 per share)          1,070,000     1,070                           1,068,930                                  1,070,000
 Issuance of stock
  for professional
  services rendered
  (at $.167 to $1.00
  per share)                   72,500        73                              22,427                                     22,500
 Issuance of stock in
  lieu of payment on
  equipment (at $1.00
  per share)                  100,000       100                              99,900                                    100,000
 Stock options exer-
  cised ($.10 to
  $.375 per share)            170,000       170                              27,830                                     28,000
 Issuance of stock
  for rent (at $2.01
  per share)                   17,500        17                              35,179                                     35,196
 Net unrealized gain
  on marketable
  securities                                                                             5,202,115                   5,202,115
 Net (loss) - June 30,
  1997                                                                                                  (773,723)     (773,723)
                           ----------    ------      ------   ------     ---------      ----------   -----------    ----------
Balance, June 30,
 1997                      17,220,200    17,220        --       --        2,965,426      5,566,615    (4,725,148)    3,824,113
Net unrealized gain on
 marketable securities                                                                     337,066                     337,066
Net (loss) - December
 31, 1997                                                                                               (592,702)     (592,702)
                           ----------   -------      ------   --------   ----------     ----------   -----------    ----------
Balance, December 31,
 1997                      17,220,200   $17,220        --     $  --      $2,965,426     $5,903,681   $(5,317,850)   $3,568,477
                           ==========   =======      ======   ========   ==========     ==========   ===========    ==========



                 See notes to consolidated financial statements.



                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Period
                                                                        June 10, 1988
                                       Six Months Ended December 31,     (Date of For-
                                       -----------------------------    mation) through
                                           1997            1996       December 31, 1997
                                         ---------       ----------   ------------------
Cash flows from operating
 activities:
 Net loss                               $  (592,702)   $  (418,890)     $(5,317,850)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation and amortization              39,077         55,686          661,099
  Net (gain) on sale of mar-
   ketable securities                        (5,789)          --             (6,889)
  Non-employee stock based
   compensation                                --             --            845,574
  Non-cash officers compen-
   sation                                      --             --            457,250
  Other non-cash items                         --           12,503          271,980
  Changes in operating
   assets and liabilities                   162,812       (172,676)       1,813,825
                                        -----------    -----------      -----------
      Net Cash (Used in)
       Operating Activities                (396,602)      (523,377)      (1,275,011)
                                        -----------    -----------      -----------
Cash flows from investing activities:
  Proceeds from sale of
   marketable securities                    168,240           --            191,108
  Purchases of patents                         --             --            (76,069)
  Organization costs                           --             --           (199,672)
  Purchase and deposits
   of equipment                            (155,330)      (237,647)        (557,556)
  Purchase of marketable
   securities                              (123,282)          --           (555,474)
                                        -----------    -----------      -----------
      Net Cash (Used in)
       Investing Activities                (110,372)      (237,647)      (1,197,663)
                                        -----------    -----------      -----------
Cash flows from financing activities:
   Proceeds from borrowings                    --             --          1,502,006
   Proceeds from officer loans                 --             --            306,993
   Repayment of officer loans                  --             --             (2,000)
   Repayment of notes                       (33,806)       (17,000)        (145,806)
   Proceeds from the sale of
    options                                    --            8,000           28,000
   Proceeds from sale of common
    and treasury stock                         --        1,070,000        1,161,094
                                        -----------    -----------      -----------
      Net Cash Provided by (Used
       in) Financing Activities             (33,806)     1,061,000        2,850,287
                                        -----------    -----------      -----------
Net Increase (decrease) in Cash            (540,780)       299,976          377,613
Cash - beginning of period                  918,393        247,515             --
                                        -----------    -----------      -----------
Cash - end of period                    $   377,613    $   547,491      $   377,613
                                        ===========    ===========      ===========


                 See notes to consolidated financial statements.


                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                   (DEVELOPMENT STAGE COMPANIES)
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                   For the Period
                                                    Six Months Ended               June 10, 1988
                                                       December 31,             (Date of Formation)
                                               ---------------------------            through
                                                  1997              1996         December 31, 1997
                                               ---------         ---------       -----------------
Changes in Operating Assets
 and Liabilities Consist of:
  (Increase) in due from licensees             $(400,000)        $    --           $(1,450,000)
  Decrease (increase) in
   prepaid expense                                 2,201              --               (68,507)
  (Increase) in other assets                     (62,017)             (100)            (75,042)
  (Decrease) increase in accounts
   payable and accrued expenses                  122,628          (175,076)          1,054,973
  Increase in deferred income                    500,000             2,500           2,352,500
  (Decrease) in accrued franchise tax               --                --                   (99)
                                               ---------         ---------         -----------
                                               $ 162,812         $(172,676)        $ 1,813,825
                                               =========         =========         ===========
Supplementary information:
 Cash paid during the year for:
      Interest                                 $ 116,616         $     850         $   387,647
                                               =========         =========         ===========
      Income taxes                             $    --           $    --           $      --
                                               =========         =========         ===========
Non-cash investing activities:
  Debt incurred for asset transfer
   agreement of patents                        $    --           $    --           $   600,000
                                               =========         =========         ===========
  Acquisition of subsidiary
   for common stock                            $    --           $    --           $   100,000
                                               =========         =========         ===========
  Acquisition of marketable
   securities in connection
   with licensing agreement                    $    --           $    --           $   276,582
                                               =========         =========         ===========
  Unrealized (gain) on
   marketable securities                       $(337,066)        $(265,149)        $(5,903,681)
                                               =========         =========         ===========
  Deposit on equipment for
   common stock                                $    --           $ 100,000         $   100,000
                                               =========         =========         ===========
Non-Cash Financing Activities:
 Conversion of accounts payable
  and accrued expenses to common
  stock                                        $    --           $  39,646         $   121,000
                                               =========         =========         ===========
Other non-cash activities:
 Conversion of accounts payable
  and accrued expenses to common
  stock                                        $                 $                 $   900,802
                                               =========         =========         ===========
 Conversion of accounts payable to
  stock options                                $                 $                 $    50,000
                                               =========         =========         ===========
 Conversion of accounts payable to
  warrants                                     $                 $                 $    15,625
                                               =========         =========         ===========
 Conversion of accounts payable
  to treasury stock                            $                 $                 $    16,125
                                               =========         =========         ===========
 Conversion if accrued officers
  salaries to common stock                     $                 $                 $   457,250
                                               =========         =========         ===========

                          See notes to consolidated financial statements.

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      At December 31, 1997, planned principal operations of Scantek Medical Inc. (the "Company" or "Scantek") have not yet commenced and no revenue has been derived therefrom; accordingly, the Company is considered a development stage company.

      The consolidated balance sheet as of December 31, 1997, and the consolidated statements of operations and cash flows for the six months ended December 31, 1997 and 1996, and for the period June 10, 1988 (Date of Formation) through December 31, 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the December 31, 1996 financial statements have been reclassified to conform to December 31, 1997 classifications. The information for June 30, 1997 was derived from audited financial statements.

      Receivable Recognition - Receivables due from licensees are recognized either upon the acceptance of the equipment by the licensee or upon the signing of the definitive agreement.

      Revenue Recognition - Revenues will be recognized in income when the licensees commence operations, since substantial performance is presumed to occur at that point.

2. LOSS PER COMMON AND COMMON EQUIVALENT SHARE

      Loss per common and common equivalent share for the six months ended December 31, 1997 and 1996 was computed using the weighted average number of common shares outstanding during each period. The dilutive effect of outstanding options, warrants and common stock equivalents for the six months ended December 31, 1997 and 1996 were not considered as their effect was antidilutive.

3. EQUIPMENT

      Equipment consists of the following:

                                         December 31,       June 30,
                                            1997              1997
                                         ------------      ---------
      Equipment                           $  57,439        $  48,914
      Furniture and fixtures                 16,267            9,462
      Deposit on equipment                  490,000          350,000
                                          ---------        ---------
                                            563,706          408,376
      Less accumulated
       depreciation                          22,197           16,924
                                          ---------        ---------

         Net Equipment                    $ 541,509        $ 391,452
                                          =========        =========

                        SCANTEK MEDICAL INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANIES)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

4.    OTHER ASSETS

      Other assets consist of the following:

                                            December 31,      June 30,
                                               1997             1997
                                            ------------      --------
      Patent costs                          $  676,069      $  676,069
      Long-term portion of amount
       due from licensees                      350,000         500,000
      Security deposits                         13,125          13,125
      Other                                      2,017             -
      Deferred charges                          60,000             -
                                             ---------       ---------
                                             1,101,211       1,189,194
      Less accumulated amortization            439,230         405,426
                                             ---------      ----------
      Other Assets - Net                    $  661,981      $  783,768
                                             =========      ==========

5.    INCOME TAXES

         Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At June 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. At December 31, 1997, the Company has provided deferred taxes of $475,000 on the unrealized gain on marketable securities after off-setting the net operating loss carryforward. The deferred taxes are netted against the unrealized gain on marketable securities.

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

      The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                 % Increase (Decrease) from Prior Period
                               --------------------------------------------
                               Six Months Ended         Three Months Ended
                               December 31, 1997         December 31, 1997
                               compared with 1996        compared with 1996
                               ------------------       -------------------
General and administrative
  expense                              77.1 %                  65.8 %
Amortization and
  depreciation                        (29.8)                  (29.8)
Research and
  development                          12.5                    13.2
Interest expense                       74.8                    72.3
Net loss                               41.5                    38.6


SIX MONTHS 1997 VS. SIX MONTHS 1996 AND THREE MONTHS 1997 VS. THREE
MONTHS 1996

General and Administrative Expenses

     General and administrative expenses increased 77.1% to $334,728 during the six months ended December 31, 1997 compared to $188,968 during the six months ended December 31, 1996. This increase is primarily due to the purchasing of keyman and directors and officers insurance coupled with increases in rent for the leasing of office and warehouse space in Denville, NJ, professional fees and financial services. This was offset in part by decreases in consulting expenses.

     General and administrative expense increased 65.8% to $167,431 during the three months ended December 31, 1997 compared to $100,986 during the three months ended December 31, 1996 for principally the same reasons set forth in the six months analysis.

Amortization and Depreciation Expense

     Amortization and depreciation was $39,077 for the six months ended December 31, 1997 compared to $55,685 for the six months ended December 31, 1996. The 29.8% decrease was attributable to organization cost amortization expiring at December 31, 1996. This was offset to a much lesser extent by increases in depreciation expense.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Amortization and Depreciation Expense (Continued)

     Amortization and depreciation was $19,981 for the three months ended December 31, 1997 compared to $28,471 for the three months ended December 31, 1996. The 29.8% decrease was attributable for the same reasons set forth in the six months analysis.

Research and Development Expenses

     Research and development expense increased 12.5% to $149,310 during the six months ended December 31, 1997 from $132,753 during the six months ended December 31, 1996. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

     Research and development expense increased 13.2% to $75,200 during the three months ended December 31, 1997 from $66,459 during the six months ended December 31, 1996 for primarily the same reasons set forth in the six months analysis.

Interest Expense

     Interest expense was $92,069 for the six months ended December 31, 1997 compared to $52,669 for the six months ended December 31, 1996. The 74.8% increase was attributable to interest expense on the short-term debt margin loan.

     Interest expense was $45,398 for the three months ended December 31, 1997 compared to $26,351 for the three months ended December 31, 1996. The 72.3% increase was attributable for the same reasons set forth in the six months analysis.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     Under its Second Amended License Agreement, dated as of October 20, 1995, as amended (the "License Agreement"), by and between the Company and HumaScan, Inc. ("HumaScan"), the Company notified HumaScan by letter dated January 9, 1998 that HumaScan was in default of certain payments aggregating between $175,000 and $375,000 due the Company under the License Agreement. The Company has the right, however, to waive the default at any time in its sole discretion. HumaScan paid the Company $100,000 toward the payments the Company claims are due, without prejudice to HumaScan's claims that such payments are not due and owing. The Company agreed that it would extend the period for HumaScan to make the payments until March 4, 1998 in order to enable the parties to pursue a resolution through non-binding mediation. The remaining installments under the License Agreement in the amount of $675,000 are payable on various dates through January 31, 1999.

     In connection with the agreement, commencing with the first day of the first month in which the Licensed Product is sold and for each year through and including the termination date October 20, 2012, the Licensee agrees to pay the Company a royalty based on net sales as follows: three (3%) percent of the first $2 million of net sales increasing to ten (10%) percent of net sales in excess of $10 million with a minimum royalty of $150,000 in the first year increasing to $600,000 in the fifth year and thereafter. HumaScan commenced operations in January 1998.

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

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its product. The Company intends to construct a production facility abroad to manufacture, market and sell the BAI to the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the BAI for the contract price of $1,850,000. The Company as of December 31, 1997, has advanced Zigmed Inc. payments of $390,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price.

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

     The Company's success is dependent on raising sufficient capital to establish a production facility and purchase manufacturing equipment to manufacture the BAI for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. However, the Company feels payments to be received on the initial license fees, combined with the capital raised from two private placements and proceeds from borrowing against the Humascan common stock, will be more than sufficient to cover the operations of the Company over the next twelve (12) months. The Company believes the BAI will be commercially accepted throughout the international market. In addition, the Company's U.S. Licensee commenced operations in January 1998 and the Company will begin receiving royalty payments based on its agreement with HumaScan.

     As stated previously, the Company has financed its operations through private placements of its equity and debt securities and advances from the Company's President.

     In a 1994 private placement, the Company raised $246,000 through unsecured notes. Each noteholder did receive 2,000 shares of the Company's common stock as additional consideration for their ten (10%) percent promissory note. The promissory notes issued in connection with these bridge loans are due in full upon the completion of a public offering by the Company. In March 1995, the Company offered to convert the promissory notes into shares of the Company's common stock at a conversion price of $1.00 per share. $121,000 of the notes were converted, including accrued interest of $30,084. As of December 31, 1997, all remaining notes have been paid.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     On June 30, 1996, the Company consolidated a $288,006 note, due June 30, 1996 and a $600,000 note, due August 20, 1996 into one note for $888,006 bearing simple interest at eight (8%) percent per year. The Company has renegotiated the note with the lenders as of December 31, 1997. The note is due January 31, 1999 with interest payable quarterly.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

PART II.  Other Information

     Item 1. Legal Proceedings

              See Item 3 of the Company's Form 10-KSB for the year ended June 30, 1997.

     Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:  Exhibit 27.1 Financial Data Schedule.

        (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCANTEK MEDICAL INC.

                                   By: /s/ ZSIGMOND SAGI
                                      ----------------------------------------
                                       Zsigmond Sagi, President and
                                       Chief Financial Officer

Dated:  February 13, 1998