Form 10QSB
period 1998-03-31
SCANTEK MEDICAL INC
filed 1998-05-20
CIK 926229

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. to ..............

                        Commission File Number 000-27592


                              SCANTEK MEDICAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                               84-1090126
-------------------------------                               ----------------
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

YES [X]    NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At May 1, 1998, there were 17,220,200 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                              SCANTEK MEDICAL INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part I.   Financial Information                                              1

  Item 1. Financial Statements

          Consolidated Balance Sheets as of March 31, 1998
           (unaudited) and June 30, 1997                                     2

          Consolidated Statements of Operations for the Nine
           Months and Three Months Ended March 31, 1998 and
           1997 (unaudited) and for the Period June 10, 1988
           (Date of Formation) through March 31, 1998                        3

          Consolidated Statements of Stockholders' Equity
           for the Period June 10, 1988 (Date of Formation)
           through March 31, 1998                                         4 - 7

          Consolidated Statements of Cash Flows for the
           Nine Months Ended March 31, 1998 and 1997
           (unaudited) and for the Period June 10, 1988
           (Date of Formation) through March 31, 1998                     8 - 9

          Notes to Financial Statements (unaudited)                      10 - 11

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 12 - 17

Part II.  Other Information

  Item 1. Legal Proceedings                                                 18

  Item 6. Exhibits and Report on Form 8-K                                   18

Signatures                                                                  19

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

     The results of operations for the nine months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     March 31,        June 30,
                                                       1998             1997
                                                   -----------       ----------
                                                   (Unaudited)

Current Assets:
  Cash                                              $  186,722       $  918,393
  Marketable securities                              6,351,421        6,860,371
  Due from licensees                                   875,000          550,000
  Prepaid expenses                                      58,435           70,708
                                                    ----------       ----------
         Total Current Assets                        7,471,578        8,399,472
                                                    ----------       ----------
Equipment - net                                        783,336          391,452
Other assets - net                                     795,079          783,768
                                                    ----------       ----------
         TOTAL ASSETS                               $9,049,993       $9,574,692
                                                    ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                                   $1,318,298       $  966,000
  Current portion - long-term debt                     888,006          350,000
  Current portion - deferred income                    752,500        2,129,082
  Note payable to officer                              304,993          304,993
  Accounts payable                                     196,945          121,901
  Accrued interest                                      85,532           82,289
  Accrued salaries                                     778,119          578,619
  Accrued expenses                                      20,500           40,689
  Deferred income taxes                              1,315,000          609,000
                                                    ----------       ----------
     Total Current Liabilities                       5,659,893        5,182,573
                                                    ----------       ----------
Long-term debt                                            --            568,006
                                                    ----------       ----------
         Total Liabilities                           5,659,893        5,750,579
                                                    ----------       ----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.001
   per share - authorized 5,000,000
   shares; none issued                                    --               --
  Common stock, par value $.001 per
   share - authorized 45,000,000;
   outstanding 17,220,200                               17,220           17,220
  Additional paid-in-capital                         2,978,988        2,965,426
  Unrealized gain on marketable
   securities                                        4,254,960        5,566,615
  Deficit accumulated during
   development stage                                (3,861,068)      (4,725,148)
                                                    ----------       ----------
         Total Stockholders' Equity                  3,390,100        3,824,113
                                                    ----------       ----------
         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                      $9,049,993       $9,574,692
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


                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                                                                      For the Period
                                                                                                                       June 10, 1988
                                                 Nine Months Ended                     Three Months Ended                (Date of
                                                     March 31,                              March 31,                    Formation)
                                          ------------------------------        --------------------------------          through
                                              1998               1997               1998                1997          March 31, 1998
                                          -----------       ------------        ------------        ------------      --------------

Income:
  License fee income                      $ 1,901,582       $       --          $  1,901,582        $       --          $ 1,601,582
  Interest and dividend
   income                                      18,768             17,571               2,075               6,386             48,480
  Consulting                                     --                 --                  --                  --               15,000
  Miscellaneous                                 3,185               --                (2,604)               --               29,285
                                          -----------       ------------        ------------        ------------        -----------
         Total Income                       1,923,535             17,571           1,901,053               6,386          1,994,347
                                          -----------       ------------        ------------        ------------        -----------
Costs and Expenses:
  General and
   administrative expenses                    599,212            323,985             264,484             135,017          3,062,340
  Amortization and
   depreciation                                59,690             74,171              20,613              18,486            681,714
  Research and
   development                                261,587            211,549             112,277              78,797          1,493,330
  Interest expense                            138,966             78,482              46,897              25,813            618,031
                                          -----------       ------------        ------------        ------------        -----------
         Total Costs and
           Expenses                         1,059,455            688,187             444,271             258,113          5,855,415
                                          -----------       ------------        ------------        ------------        -----------

Net Earnings (Loss)                       $   864,080       $   (670,616)       $  1,456,782        $   (251,727)       $(3,861,068)
                                          ===========       ============        ============        ============        ===========

Net earnings (loss)
 per share - basic                        $       .05       $       (.04)       $        .08        $       (.01)       $      --
                                          ===========       ============        ============        ============        ===========
Weighted average
 number of common
  shares and
  equivalents
  outstanding                              17,220,200         16,668,384          17,220,200          17,117,700               --
                                          ===========       ============        ============        ============        ===========

                 See notes to consolidated financial statements.


                                           SCANTEK MEDICAL INC. AND SUBSIDIARY
                                              (DEVELOPMENT STAGE COMPANIES)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                       (UNAUDITED)




                                                                                                          (Deficit)
                                                                                            Unrealized   Accumulated
                                       Common Stock          Treasury Stock   Additional    Gain (loss)  During the
                                   -------------------    ------------------   Paid-In     on Marketable Development
                                    Shares    Amount      Shares    Amount      Capital     Securities      Stage         Total
                                   ---------  --------    -------   --------   --------     ----------    ---------     ---------

Original Capitalization:
  Sale of stock ($.023
   per share)                      2,000,000   $2,000        --       $--      $ 44,094       $ --        $    --       $  46,094
  Issuance of
   options for
   services rendered (valued
   at .10 per share)                                                              5,000                                     5,000
  Net (loss)
  June 10, 1988
  (Date of Formation) through
   June 30, 1991                                                                                            (18,751)      (18,751)
                                   ---------   ------     -------     ---      --------       ------      ---------     ---------
Balance June 30, 1991              2,000,000    2,000        --        --        49,094         --          (18,751)       32,343
 .7 for 1 reverse
  stock split                       (600,000)    (600)                              600                                      --
 Donated stock to
  treasury                                                500,000     --                                       --
 Issuance of
  stock to acquire
  subsidiary ($.006
  per share)                       7,100,000    7,100        --                  92,900                                   100,000
 Sale of treasury
  stock ($2.50 per
  share)                                                  (18,000)               45,000                                    45,000
 Treasury stock exchanged for
  services rendered
  (valued at $.023
  per share)                                             (433,000)               10,000                                    10,000
  Net (loss), June
   30, 1992                                                                                                (485,314)     (485,314)
                                   ---------   ------     -------     ---      --------       ------      ---------     ---------
Balance, June 30, 1992             8,500,000    8,500      49,000      --       197,594         --         (504,065)     (297,971)


                                      See notes to consolidated financial statements. (Continued)



                                           SCANTEK MEDICAL INC. AND SUBSIDIARY
                                              (DEVELOPMENT STAGE COMPANIES)
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                                                       (UNAUDITED)


                                                                                                           (Deficit)
                                                                                            Unrealized    Accumulated
                                       Common Stock          Treasury Stock     Additional  Gain (loss)   During the
                                   ---------------------   ------------------    Paid-In   on Marketable  Development
                                     Shares      Amount     Shares    Amount      Capital   Securities       Stage        Total
                                   ----------   --------   -------   --------    --------   ----------     ---------    ---------


 Treasury stock
  exchanged for
  services rendered
  (valued at $0.125
   per share)                                              (49,000)                6,125                                    6,125
 Issuance of stock
  for professional
  services rendered
  (valued at $.25 to
  $.50 per share)                   1,450,000    1,450                           411,050                                  412,500
 Issuance of stock
  for contract
  release (valued at
  $1.00 per share)                     35,000       35                            34,965                                   35,000
  Net (loss), June
   30, 1993                                                                                               (924,969)      (924,969)
                                   ----------   ------     -----       -----     -------    ----        -----------    -----------
Balance, June 30, 1993              9,985,000    9,985        --          --     649,734      --        (1,429,034)      (769,315)
 Issuance of callable warrants for
  services rendered
  (valued at $.125
  per share)                                                                      15,625                                   15,625
 Issuance of stock
  in connection
  with bridge loan
  financing (issued
  at $1.00 per
  share)                               37,200       37                            37,163                                   37,200
  Net (loss), June
   30, 1994                                                                                               (969,408)      (969,408)
                                   ----------   ------     -----       -----     -------    ----        -----------    -----------
Balance, June 30, 1994             10,022,200   10,022        --          --     702,522      --        (2,398,442)    (1,685,898)


                                                                                                             (Continued)


                                            See notes to consolidated financial statements.


                                           SCANTEK MEDICAL INC. AND SUBSIDIARY
                                              (DEVELOPMENT STAGE COMPANIES)
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                                                         (UNAUDITED)

                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                           Common Stock      Treasury Stock    Additional  Gain (loss)     During the
                                       --------------------  --------------     Paid-In   on Marketable   Development
                                         Shares     Amount   Shares  Amount     Capital    Securities         Stage          Total
                                       ----------  --------  ------  ------    --------    ----------       ---------      ---------

  Issuance of stock
   in connection with
   bridge loan financing (issued at
   $1.00 per share)                        12,000       12                        11,988                                   12,000
  Issuance of stock
   for services rendered (valued at
   $.125 per share)                       621,250      621                        77,035                                   77,656
  Net (loss), June
   30, 1995                                                                                               (736,267)      (736,267)
                                       ----------   ------    ----     ----    ---------   -------      ----------     -----------
Balance - June 30, 1995                10,655,450   10,655                       791,545      --        (3,134,709)    (2,332,509)
  Issuance of stock
   for accrued salaries (valued at
   $.10 per share)                      4,550,000    4,550                       450,450                                  455,000
  Notes payable conversions to
   common stock
   (at $1.00 per
   share)                                 151,084      151                       150,933                                  151,084
  Issuance of stock
   for services rendered (at $.60
   per share)                             433,666      434                       273,232                                  273,666
  Issuance of options
   for services rendered (at $.30
   per share)                                --       --                          45,000                                   45,000
  Net unrealized gain
   on marketable
   securities                                --       --                                   364,500                        364,500
  Net (loss), June
   30, 1996                                  --       --                                                  (816,716)      (816,716)
                                       ----------   ------    ----     ----    ---------   -------      ----------     -----------
Balance - June 30, 1996                15,790,200   15,790      --       --    1,711,160   364,500      (3,951,425)    (1,859,975)



                                                                                                                (Continued)


                                        See notes to consolidated financial statements.

                                       -6-


                                           SCANTEK MEDICAL INC. AND SUBSIDIARY
                                              (DEVELOPMENT STAGE COMPANIES)
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                                                         (UNAUDITED)


                                                                                                       (Deficit)
                                                                                         Unrealized   Accumulated
                                          Common Stock       Treasury Stock Additional   Gain (loss)  During the
                                     ---------------------  ---------------  Paid-In    on Marketable Development
                                       Shares      Amount    Shares Amount   Capital     Securities      Stage           Total
                                     ----------   --------  ------- ------- --------     ----------    ---------       ---------

 Issuance of stock in
  connection with private placement
  offering (issued at
  $1.00 per share)                   1,070,000     1,070                    1,068,930            --             --       1,070,000
 Issuance of stock
  for professional
  services rendered
  (at $.167 to $1.00
  per share)                            72,500        73                       22,427            --             --          22,500
 Issuance of stock in
  lieu of payment on
  equipment (at $1.00
  per share)                           100,000       100                       99,900            --             --         100,000
 Stock options exercised ($.10 to
  $.375 per share)                     170,000       170                       27,830            --             --          28,000
 Issuance of stock
  for rent (at $2.01
  per share)                            17,500        17                       35,179            --             --          35,196
 Net unrealized gain
  on marketable
  securities                              --        --                           --         5,202,115           --       5,202,115
 Net (loss) - June 30, 1997               --        --                           --              --         (773,723)     (773,723)
                                    ----------   -------    ----     ----  ----------     -----------    -----------   -----------
Balance, June 30, 1997              17,220,200    17,220      --       --   2,965,426       5,566,615     (4,725,148)    3,824,113
Issuance of warrants
 for services rendered
 (at $.55 to $1.20 per
 share)                                   --        --                         13,562            --             --          13,562
Net unrealized gain (loss)
 on marketable securities                 --        --                           --        (1,311,655)          --      (1,311,655)
Net earnings - March 31, 1998             --        --                           --              --          864,080       864,080
                                    ----------   -------    ----     ----  ----------     -----------    -----------   -----------
Balance, March 31, 1998             17,220,200   $17,220      --     $ --  $2,978,988     $ 4,254,960    $(3,861,068)  $ 3,390,100
                                    ==========   =======    ====     ====  ==========     ===========    ===========   ===========



                                                  See notes to consolidated financial statements.


                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  For the Period
                                                                   June 10, 1988
                                               Nine Months        (Date of For-
                                             Ended March 31,     mation) through
                                         -----------------------     March 31,
                                           1998          1997           1998
                                         --------      ---------   -------------

Cash flows from operating
   activities:
  Net earnings (loss)                 $   864,080    $  (670,616)   $(3,861,068)
 Adjustments to reconcile net
  earnings (loss) to net cash
  used in operating activities:
  Depreciation and amortization            59,690         74,171        681,712
  Net (gain) on sale of
   marketable securities                   (3,185)          --           (4,285)
  Non-employee stock based
   compensation                              --             --          845,574
  Non-cash officers compensation             --             --          457,250
  Other non-cash items                     13,562         12,503        285,542
  Changes in operating assets
   and liabilities                     (1,493,728)      (144,260)       157,285
                                      -----------    -----------    -----------
         Net Cash (Used in)
          Operating Activities           (559,581)      (728,202)    (1,437,990)
                                      -----------    -----------    -----------
Cash flows from investing
 activities:
 Proceeds from sale of
  marketable securities                   209,967           --          232,835
 Purchases of patents                        --             --          (76,069)
 Organization costs                          --             --         (199,672)
 Purchase and deposits
  of equipment                           (400,868)      (237,647)      (803,094)
 Purchase of marketable
  securities                             (303,487)          --         (735,679)
                                      -----------    -----------    -----------
         Net Cash (Used in)
          Investing Activities           (494,388)      (237,647)    (1,581,679)
                                      -----------    -----------    -----------
Cash flows from financing
   activities:
 Proceeds from borrowings                 352,298           --        1,854,304
 Proceeds from officer loans                 --             --          306,993
 Repayment of officer loans                  --             --           (2,000)
 Repayment of notes                       (30,000)       (37,000)      (142,000)
 Proceeds from the sale of
  options                                    --           23,000         28,000
 Proceeds from sale of common
  and treasury stock                         --             --        1,161,094
                                      -----------    -----------    -----------
      Net Cash Provided by
       Financing Activities               322,298      1,056,000      3,206,391
                                      -----------    -----------    -----------
Net Increase (decrease) in
 Cash                                    (731,671)        90,151        186,722
Cash - beginning of period                918,393        247,515           --
                                      -----------    -----------    -----------
Cash - end of period                  $   186,722    $   337,666    $   186,722
                                      ===========    ===========    ===========

                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For the Period
                                                                   June 10, 1988
                                               Nine Months        (Date of For-
                                             Ended March 31,     mation) through
                                         -----------------------     March 31,
                                           1998          1997           1998
                                         --------      ---------   -------------

Changes in Operating Assets
 and Liabilities Consist of:
  Decrease (Increase) in due
   from licensees                       $    75,000   $  (350,000)  $  (475,000)
  Decrease (increase) in
   prepaid expense                           12,273          --         (58,435)
  (Increase) in other assets               (462,017)     (715,100)     (975,042)
  (Decrease) increase in
   accounts payable and
   accrued expenses                         257,598      (131,660)    1,189,943
  (Decrease) increase in
   deferred income                       (1,376,582)    1,052,500       475,918
  (Decrease) in accrued
   franchise tax                               --            --             (99)
                                        -----------   -----------   -----------
                                        $(1,493,728)  $  (144,260)  $   157,285
                                        ===========   ===========   ===========
Supplementary information:
 Cash paid during the year for:
  Interest                              $   135,724   $    36,370   $   429,902
                                        ===========   ===========   ===========
  Income taxes                          $      --     $      --     $      --
                                        ===========   ===========   ===========
Non-cash investing activities:
 Debt incurred for asset transfer
  agreement of patents                  $             $      --     $   600,000
                                        ===========   ===========   ===========
 Acquisition of subsidiary
  for common stock                      $             $      --     $   100,000
                                        ===========   ===========   ===========
 Acquisition of marketable
  securities in connection
  with licensing agreement              $             $      --     $   276,582
                                        ===========   ===========   ===========
 Unrealized (gain) loss on
  marketable securities                 $ 1,311,655   $(6,079,564)  $(4,254,960)
                                        ===========   ===========   ===========
 Deposit on equipment for
  common stock                          $             $   100,000   $   100,000
                                        ===========   ===========   ===========
Non-Cash Financing Activities:
 Conversion of long-term debt
  to common stock                       $             $             $   121,000
                                        ===========   ===========   ===========
Other non-cash activities:
 Conversion of accounts
  payable and accrued expenses
  to common stock                       $             $    39,646   $   900,802
                                        ===========   ===========   ===========
 Conversion of accounts payable
  to stock options                      $             $             $    50,000
                                        ===========   ===========   ===========
 Conversion of accounts payable
  to warrants                           $             $             $    15,625
                                        ===========   ===========   ===========
 Conversion of accounts payable
  to treasury stock                     $             $             $    16,125
                                        ===========   ===========   ===========
 Conversion of accrued officers
  salaries to common stock              $             $             $   457,250
                                        ===========   ===========   ===========
 Issuance of warrants for
  services rendered                     $    13,562   $    12,503   $    13,562
                                        ===========   ===========   ===========

                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     At March 31, 1998, planned principal operations of Scantek Medical Inc. (the "Company" or "Scantek") have not yet commenced and no revenue has been derived there from; accordingly, the Company is considered a development stage company. License fee revenues have been realized however, from one of the licensees since operations of the licensee have commenced during the quarter ending March 31, 1998.

     The consolidated balance sheet as of March 31, 1998, and the consolidated statements of operations and cash flows for the nine months ended March 31, 1998 and 1997, and for the period June 10, 1988 (Date of Formation) through March 31, 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the March 31, 1997 financial statements have been reclassified to conform to March 31, 1998 classifications. The information for June 30, 1997 was derived from audited financial statements.

     Receivable Recognition - Receivables due from licensees are recognized either upon the acceptance of the equipment by the licensee or upon the signing of the definitive agreement.

     Revenue Recognition - Revenues from license fees are recognized in income when the licensees commence operations, since substantial performance is presumed to occur at that point.

2.   EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings (loss) per common and common equivalent share for the nine months ended March 31, 1998 and 1997 was computed using the weighted average number of common shares outstanding during each period. The dilutive effect of outstanding options, warrants and common stock equivalents for the nine months ended March 31, 1997 were not considered as their effect was antidilutive.

3.   EQUIPMENT

     Equipment consists of the following:

                                                     March 31,          June 30,
                                                       1998               1997
                                                     --------           --------

Equipment                                            $ 55,230           $ 48,914
Furniture and fixtures                                 27,489              9,462
Deposit on equipment                                  710,000            350,000
Leasehold improvements                                 16,525               --
                                                     --------           --------
                                                      809,244            408,376
Less accumulated
  depreciation                                         25,908             16,924
                                                     --------           --------
Net Equipment                                        $783,336           $391,452
                                                     ========           ========

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   OTHER ASSETS

     Other assets consist of the following:

                                                     March 31,         June 30,
                                                        1998             1997
                                                    ----------        ----------

Patent costs                                        $  676,069        $  676,069
Marketable securities - long term                      400,000              --
Long-term portion of amount
 due from licensees                                    100,000           500,000
Security deposits                                       13,125            13,125
Other                                                    2,017              --
Deferred charges                                        60,000              --
                                                    ----------        ----------
                                                     1,251,211         1,189,194
Less accumulated amortization                          456,132           405,426
                                                    ----------        ----------
Other Assets - Net                                  $  795,079        $  783,768
                                                    ==========        ==========

     Marketable securities consist of 400,000 warrants valued at $400,000 received as part of a settlement agreement with Humascan dated May 15, 1998. The warrants are partial payment of the license agreement and are exercisable at $4.725 per share and vest on various dates through March 31, 1999 and have a term of five (5) years from date of vesting.

5.   INCOME TAXES

          Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At June 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. At March 31, 1998, the Company has provided deferred taxes of $1,315,000 on the unrealized gain on marketable securities after off-setting the net operating loss carryforward. The deferred taxes are netted against the unrealized gain on marketable securities.

6.   RECENT DEVELOPMENTS

     (a) The Company has executed a contract with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and the manufacturing facility for an aggregate purchase price of $1,750,000. The acquisition is subject to the company obtaining financing for the purchase of the Hungarian manufacturer.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   RECENT DEVELOPMENTS (CONTINUED)

     (b) On May 12, 1998, the Company was required to deposit $200,000 as additional collateral for the Company's short-term debt. As part of the agreement with the lender, if the Humascan, Inc. ("Humascan") stock the Company pledged as collateral falls below $5 per share, certain call provisions would be initiated. The Company has more than sufficient capital and marketable securities to extinguish the short-term debt however; the Company believes the fall in stock price is a temporary condition and will not be required to sell the Humascan common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a high-tech development stage company organized to develop, manufacture, sell and license products and devices to assist in the diagnosis and early detection of disease. At the present time, the Company is focusing to manufacture, sell and license the Breast Abnormality Indicator ("Breast Care"). The device has been patented and has Food and Drug Administration ("FDA") approval for sale. The Breast Care is a screening device which can detect breast tissue abnormalities, including breast cancer. The Company has entered into three License Agreements whereby the licensees purchased the right to manufacture and/or sell the Breast Care in the United States of America, Canada their territories and possessions, South America and Singapore. During the quarter ending March 31, 1998, the Company has recognized licensee fee income from one of the licensees since operations have commenced in those territories.

     The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                         % Increase (Decrease) from Prior Period
                                         ---------------------------------------
                                         Nine Months Ended    Three Months Ended
                                           March 31, 1998        March 31, 1998
                                         compared with 1997   compared with 1997
                                         ------------------   ------------------

General and administrative expense              85.0%               95.9%
Amortization and depreciation                  (19.5)               11.5
Research and development                        23.7                42.5
Interest expense                                77.1                81.7
Net earnings                                   228.8               678.7

NINE MONTHS 1998 VS. NINE MONTHS 1997 AND THREE MONTHS 1998 VS. THREE
MONTHS 1997

General and Administrative Expenses

     General and administrative expenses increased 85% to $599,212 during the nine months ended March 31, 1998 compared to $323,985 during the nine months ended March 31, 1997. This increase is primarily due to the purchasing of keyman and directors and officers insurance coupled with increases in rent for the leasing of office and warehouse space in Denville, NJ, professional fees and financial services. This was offset in part by decreases in consulting expenses.

     General and administrative expense increased 95.9% to $264,484 during the three months ended March 31, 1998 compared to $135,017 during the three months ended March 31, 1997 for principally the same reasons set forth in the nine month analysis.

Amortization and Depreciation Expense

     Amortization and depreciation was $59,690 for the nine months ended March 31, 1998 compared to $74,171 for the nine months ended March 31, 1997. The 19.5% decrease was attributable to organization cost amortization expiring at March 31, 1997. This was offset to a much lesser extent by increases in depreciation expense.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Amortization and Depreciation Expense (Continued)

     Amortization and depreciation was $20,613 for the three months ended March 31, 1998 compared to $18,486 for the three months ended March 31, 1997. The 11.5% increase was attributable to depreciation expense on an increased amount of purchased fixed assets.

Research and Development Expenses

     Research and development expense increased 23.7% to $261,587 during the nine months ended March 31, 1998 from $211,549 during the nine months ended March 31, 1997. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

     Research and development expense increased 42.5% to $112,277 during the three months ended March 31, 1998 from $78,797 during the nine months ended March 31, 1997 for primarily the same reasons set forth in the nine months analysis and an additional expense of $32,632 for the quarter for samples sent to South America for research and development.

Interest Expense

     Interest expense was $138,966 for the nine months ended March 31, 1998 compared to $78,482 for the nine months ended March 31, 1997. The 77.1% increase was attributable to interest expense on the short-term debt margin loan.

     Interest expense was $46,897 for the three months ended March 31, 1998 compared to $25,813 for the three months ended March 31, 1997. The 81.7% increase was attributable for the same reasons set forth in the nine months analysis.

Net Earnings

     Net earnings was $864,080 for the nine months ended March 31, 1998 compared to a net loss of $670,616 for the nine months ended March 31, 1997. The 228.8% increase was attributable to the recording of Humascan's license fee of $1,901,582 since the licensee commenced operations during the quarter.

     Net earnings was $1,456,782 for the three months ended March 31, 1998 compared to a net loss of $251,727 for the three months ended March 31, 1997. The 678.7% increase was attributable for the same reasons set forth in the nine month analysis.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     The Company and Humascan have reached a settlement agreement dated May 15, 1998, resolving certain disputes which have arisen under the license agreement. Among the many issues that were resolved, the following was agreed upon concerning the licensing fee and royalties:

     In consideration for a paid up license and the prior delivery of technological know-how, consulting services and product development activities, the licensee agreed to pay the Company $575,000 on various dates through December 31, 1999 of which $175,000 was received upon signing the agreement and issue the Company 400,000 warrants exercisable at $4.725 per share vesting on various dates through March 31, 1999 and have a term of five (5) years from date of vesting.

     In connection with the agreement, commencing with the first day of the first month in which the Licensed Product is sold and for each year through and including the termination date October 20, 2012, the Licensee agrees to pay the Company a royalty based on net sales as follows: three (3%) percent of the first $2 million of net sales increasing to ten (10%) percent of net sales in excess of $10 million with a minimum royalty of $400,000 in the third year increasing to $600,000 in the fifth year and thereafter. The earned royalties payable shall be reduced by an amount of up to a maximum of $550,000 at the rate of $.50 for each dollar of earned royalty payable until the amount of $550,000 has been deducted.

     As part of an agreement with the lender on the Company's short-term debt, the Company deposited $200,000 of additional funds and may be required to sell the Humascan stock the Company pledged as collateral if the stock price falls below $3 per share.

     On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble market and sell the Breast Care in Chile and Singapore, and pay the Company a licensing fee of $250,000, all of which has been received as of June 30, 1997. Pursuant to the terms of the agreement, HTI agrees to pay the Company minimum royalties of $100,000 in 1998 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter. Additionally, HTI has agreed to pay the Company a one-hundred (100%) percent mark-up on product cost for the Company's services in operating HTI's manufacturing line. As part of the licensing agreement, the Company received a twenty (20%) percent equity interest in HTI.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     The cash portion of the fee is payable (i) $100,000 upon execution of the Sandell Agreement, which was paid by Sandell on October 14, 1997, (ii) $200,000 forty-five (45) days after shipment of the first product and (iii) $200,000 on or before January 30, 1999. Sandell is also required to make minimum purchases of the Breast Care as follows: (i) 20,000 units per month during calendar 1998,
(ii) 35,000 units per month during 1999, (iii) 65,000 units during 2000 and (iv) 90,000 units per month during 2001 and thereafter during the term of the license.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its product. The Company intends to construct a production facility abroad to manufacture, market and sell the Breast Care to the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the BAI for the contract price of $1,850,000. The Company as of March 31, 1998, has advanced Zigmed Inc. payments of $560,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price.

     The Company has executed a contract with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and the manufacturing facility for an aggregate purchase price of $1,750,000. The acquisition is subject to the Company obtaining financing for the purchase of the Hungarian manufacturer.

     The Company's success is dependent on raising sufficient capital to establish a production facility and purchase manufacturing equipment to manufacture the Breast Care for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. However, the Company feels payments to be received on the initial license fees, combined with the capital raised from two private placements and proceeds from borrowing against the HumaScan common stock, will be more than sufficient to cover the operations of the Company over the next twelve (12) months. The Company believes the Breast Care will be commercially accepted throughout the international market. In addition, the Company's U.S. Licensee commenced operations in January 1998 and the Company will begin receiving royalty payments based on its agreement with HumaScan.

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

     On June 30, 1996, the Company consolidated a $288,006 note, due June 30, 1996 and a $600,000 note, due August 20, 1996 into one note for $888,006 bearing simple interest at eight (8%) percent per year. The Company has renegotiated the note with the lenders as of March 31, 1998. The note is due January 31, 1999 with interest payable quarterly.

     In July and August 1996, the Company completed two private placements of the Company's common stock, raising proceeds of $1,070,000.

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

     Item 1.  Legal Proceedings

              See Item 3 of the Company's Form 10-KSB for the year ended June 30, 1997.

     Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits:  Exhibit 27.1 Financial Data Schedule.

           (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCANTEK MEDICAL INC.

                                          By: /s/ ZSIGMOND SAGI
                                              -------------------------------
                                              Zsigmond Sagi, President and
                                              Chief Financial Officer

Dated: May 20, 1998