Form 10KSB
period 1998-06-30
SCANTEK MEDICAL INC
filed 1998-09-29
CIK 926229

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO ______________


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

     Aggregate market value of voting stock held by non-affiliates as of September 15, 1998 was approximately $ (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Automated Quotation System for that day).

Number of shares of Common Stock outstanding as of September 15, 1998:
     17,220,200

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                              SCANTEK MEDICAL INC.

                                      INDEX

Part I                                                                     Page
------                                                                     ----

         Item 1.  Business                                                    1

         Item 2.  Properties                                                 15

         Item 3.  Legal Proceedings                                          15

         Item 4.  Submission of Matters to Vote of
                    Security Holders                                         15

Part II

         Item 5.  Market for Registrant's Common Equity
                    and Related Stockholders Matters                         16

         Item 6.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                               17

         Item 7.  Financial Statements                                       22

         Item 8.  Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                                     23

Part III

         Item 9.  Directors and Executive Officers;
                    Promoters and Control Persons;
                    Compliance with Section 16(a) of the
                    Exchange Act                                             23

         Item 10. Executive Compensation                                     25

         Item 11. Security Ownership of Certain
                    Beneficial Owners and Management                         26

         Item 12. Certain Relationships and Related
                    Transactions                                             28

Part IV

         Item 13. Exhibits and Reports on Form 8-K                           29

Signatures                                                                   34


*    Page F-1 follows page 22.

                                     PART I

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company's competitive factors; the ability of the terms satisfactory to the Company's competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 1. BUSINESS

GENERAL

     Scantek Medical, Inc. (the "Company"), a Delaware corporation, was organized under the name "Jenncor Acquisition Inc." on June 10, 1988, to obtain funding for prospective business opportunities available to publicly held entities. Until October 3, 1991, when the Company exchanged its shares with Scantek Digital Systems Inc. ("SDSI"), the Company's only business activities involved raising capital through a public offering pursuant to Regulation A of the Securities Act of 1933, as amended (the "Act"). Pursuant to the share exchange between the Company and SDSI, SDSI, the current holder of several patents relating to a medical product known as the Breast Abnormality Indicator ("BreastCare(TM)") device, became a wholly-owned subsidiary of the Company. The Company is a development stage company and has not received any significant sales revenue to date. Its accumulated deficit as of June 30, 1998 was $4,070,347.

     The Company's business is to develop products and devices to assist in the diagnosis and early detection of disease. In today's health care environment, containment of medical care cost is a major priority. The Company has focused its business on easy to use low cost products and devices for its domestic and international markets which will have an impact on preventive health care and cost containment. The Company's first product, the BreastCare(TM) device has United States Food and Drug Administration ("FDA") marketing clearance for use by physicians as an adjunct to clinical examination, including palpation, mammography and other established screening modalities. The BreastCare(TM) device is a single-use, non-invasive, easy to use, accurate, cost-effective test to alert the physician to the possibility of a physiological condition that may be thermally active cancer.

     The BreastCare(TM) device can detect cellular abnormalities as small as one-half centimeter in diameter as established through biopsy proven tumors. The Company believes that this technology upon which the BreastCare(TM) device is based will be useful in measuring certain other body disorders.

THE PRODUCT

     Breast cancer is the most common cause of cancer deaths for women worldwide as was reported by the World Wide Organization. The American Cancer Society's 1998 Cancer Facts and Figures states if breast cancer is detected when still localized the 5-year survival rate is 97% today, and if you have distant metastases at the time of diagnosis the 5-year survival rate drops to 20%. Early detection and diagnosis of breast cancer are important in the reduction of mortalities.

     Management believes that the BreastCare(TM) device can assist in the recognition of abnormal early cellular development by recording the heat differentiation of corresponding areas of the breast. The BreastCare(TM) device is not a definitive test for cancer (i.e., a biopsy, the removal and examination of, usually microscopic, tissue from the living body, performed to establish a precise diagnosis) but is a risk marker to identify and follow breast abnormalities by means of temperature conductivity integration when used adjunctly with clinical palpation and mammography.

     One of the important biological activities of malignant tumors is the increased rate of growth as compared to the surrounding or "host" tissue. The malignant propensities are directly related to the speed of cell division, this in turn is reflected by accelerated local metabolism which is adequately supported by increased blood and lymphatic vascularity. These biological alterations can be detected by measuring temperature differences in the tumor and its immediate environment versus other segments of the same breast, or by comparing to the same area of the opposite breast. Heat energy is transferred by process of convection, conduction (as with the BreastCare(TM) device) and radiation (as with Thermography).

     The BreastCare(TM) device is designed to assist in the detection of pathology of the breast by recognizing "significant" heat differences in the underlying tissue of a particular area, by comparing corresponding (mirror-image) segments of one breast to the other. The cause of the hyperthermia cannot be determined by this test alone, so the BreastCare(TM) device serves as an early warning signal to alert the doctor to the fact that there is evidence of a pathological process, one of which could be thermally active breast cancer, that should be evaluated further within a particular area of the breast.

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

     The BreastCare(TM) device consists of a pair of mirror-image, non-invasive, lightweight, disposable soft pads, each of which has three wafer-thin foil segments containing columns of heat sensitive chemical sensors that change color from blue to pink reflecting an 8.5 degree temperature range between 90 and 98.5 Fahrenheit. When placed against a woman's breasts inside her brassiere for a period of 15 minutes, the BreastCare(TM) device registers the temperature variations due to heat conducted from within the breast tissue to the surface of the skin. The result will be digitally, not analogically, indicated by color changes for each temperature gradation. Significant temperature differences (2 degrees F. or four bars) in the corresponding areas of the breasts may indicate an abnormal unilateral thermal activity long before a lump is discovered by self-examination or clinical examination or other detection methods such as mammography, ultrasound, etc. The BreastCare(TM) device test does not replace recommended guidelines for scheduled mammographic screening.

     Development and clinical trials of the BreastCare(TM) device were completed between 1980 and 1984. This testing showed the BreastCare(TM) device capable of detecting lesions in the breast earlier than possible through clinical examination by sensing metabolic changes in the breast. Studies were undertaken to determine the efficacy of the device at Georgetown University School of Medicine, Memorial Sloan-Kettering Hospital in New York, at M.D. Anderson Memorial Hospital in Houston, at Brotman Memorial Hospital at UCLA, and Guttman Breast Diagnostic Institute in New York. The device proved to have a sensitivity index (88.1%) of unilateral breast cancer patients. In the Guttman screening trials, the device when compared to mammography and clinical findings for the suspension of cancer proved to have a sensitivity index of 86.9%. In the group of women recommended for biopsy based on the suspicion of cancer, the device has proven sensitivity of 86.7% against biopsy.

SCIENTIFIC BASIS

     Infrared thermography for the evaluation of breast lesions was introduced in 1956, and systems employing thermosensitive liquid crystal films have generated renewed interest since 1978. Studies by Dr. Michael Gautherie, University of Strasbourg, France and others dating from 1970 have directly evaluated the heat of cancerous breast tissue compared with that of health breast tissue. These studies found that tumor temperature was always higher than the surrounding temperature and suggested that the increase in tumor heat resulted from an increased metabolism. Moreover, two other phenomena were found to occur: tumor heat was found to be transported within the surrounding breast tissue (principally by blood convection through the veins) resulting in local or diffuse increases in skin temperature; and vascular changes were observed in the tumor area and further in the subcutaneous breast tissues. In short, both hyperthermia and hypervascularization were found to have occurred in the tumor and at its periphery, in comparison to the temperature and blood flow of healthy tissue in the contralateral breast. Further research by Dr. Gautherie and others has demonstrated an unequivocal relationship between the metabolic heat production of cancer tissue and the doubling time of tumor volume: the faster the tumor grows the more heat it generates.

     The BreastCare(TM) device measures underlying breast tissue temperature and not skin surface temperature by retaining emitted heat when the BreastCare(TM) device is placed against the breast. It differs from preexisting infrared and liquid crystal thermography techniques which allow the heat to escape or radiate during measurement. The BreastCare(TM) device takes into consideration that the average temperature patterns of a healthy woman's breasts are closely symmetrical. This method detects abnormalities by comparing the temperature differences in the corresponding mirror image areas of a woman's breasts.

     Recently, the scientific foundation for the BreastCare(TM) device effectiveness has been considerably strengthened. Comprehensive research has established in detail the mechanisms by which malignancies radically alter the host tissue environment, notably through two quantitatively measurable processes: (1) A tumor significantly elevates overall rates of metabolic activity, and (2) A tumor greatly intensifies capillary vascularization in host tissues. In particular, this latter process of angiogenesis was a very critical finding, because it is the probable mechanism by which cancers with an enhanced mestastic potential prepare to invade the host. These are but two of a number of measurable host alterations, and each is associated with asymmetric heat distribution.

CLINICAL TRIALS

     Biopsy and screening clinical trials were conducted at well-established institutions to assess and validate BreastCare(TM)'s usefulness in detecting breast cancer. The BreastCare(TM) device was found to be very accurate in terms of the device's documented sensitivity (true positive for cancer) and specificity (true negatives - no cancer detectable by accepted medical methods) indicates in relation to the biopsy (the "Gold Standard" diagnostic procedure), and clinical breast examination and mammography.

             BreastCare(TM) Device Test Results vs. Biopsy Findings

     In the first study, the BreastCare(TM) device was the focus of a clinical trial involving 179 women who underwent a biopsy. This multi-center study was conducted at three prestigious cancer institutions: M.D. Anderson Hospital and Tumor Institute, Memorial Sloan-Kettering Hospital, and Brotman Memorial Hospital. The BreastCare(TM) device tested positive for the suspicion of cancer in 93 of the 112 women who were diagnosed with cancer, for an overall sensitivity index of 83.0% and was notably stronger in detecting unilateral cancers - a sensitivity index of 88.1% (that is, 74 of the 84 unilateral cancers diagnosed). (Less than 3% of breast cancers are believed to be bilateral generally).

     The biopsy results were subjected to a breakdown by the size of cancer detected and the patient age. The threshold tumor size detectable with the BreastCare(TM) device is five millimeters and up - an early-stage cancer; of a total of eight cancers under 1.0 centimeters diagnosed during the screening study, seven tested positive using the device. It appears that the BreastCare(TM) device has the proven ability to detect small, early-stage cancers, which are most likely to be associated with favorable treatment outcomes. Moreover, a breakdown of the BreastCare(TM) device results by age suggests an especially high efficacy in detecting suspicious abnormalities in younger women. This is noteworthy, indeed, because a prescreening method is critically needed for women under 50 who have not been urged or who choose not to seek a mammogram on an annual basis, since fast-growing, potentially aggressive cancers are associated with the women in this age distribution. The BreastCare(TM) device will be used adjunctively with palpation and mammography.

          BreastCare(TM) Device Test Results vs. Clinical Findings vs.
                      Mammography and Physical Examination

     In the second clinical trial study, the BreastCare(TM) device was studied prospectively in 2,805 asymptomatic women for the test's ability to detect abnormalities suspicious of breast cancer. Specifically, the BreastCare(TM) device data was compared to the mammographic and clinical findings as well as to a limited number of cytological findings. Of the 2,805 women screened, 99 were recommended for a biopsy based on the suspicion of cancer in 86 of the 99 women (a sensitivity index of 86.9%). Fifty-nine biopsies were subsequently performed, and 13 of the 15 cancers diagnosed were positive for the BreastCare(TM) device test (a sensitivity index of 86.7% against biopsy). Of the 2,706 women who has no suspicion of cancer based on mammogram and/or clinical examinations, 2,340 had negative BreastCare(TM) device results (a specificity index of 86.5%).

     The BreastCare(TM) device is very accurate, both in terms of sensitivity and specificity. Notably, the very low false positive rate (true negatives with a positive BreastCare(TM) device test) of 13.5%* BreastCare(TM) for the initial screening trial actually assumes two additional circumstances: (1)

----------

* In the screening study of 2,805 women at the Guttman Breast Diagnostic Institute, the observed 13.5% "false positive" index of the BreastCare(TM)device test-on 366 women did not correlate with the Guttman clinical staff conclusion of any breast abnormality indicating the positive of cancer. The observed 13.5% "false positive" index does not mean that the BreastCare(TM)device yielded a positive reading in 13.5% of women with no abnormalities of the breast. The clinical staff screens for conditions that warrant investigation regarding the possibility of breast cancer. Thus, breast abnormalities that produce elevation of temperature in one breast may result in a positive BreastCare(TM)device score, but may be classified as nonmalignant by the clinical staff. Furthermore, because the thermal signal will often proceed the tentative confirmation by imaging or clinical findings by trained physicians, a number of women classified as "false positive" could have cancer and would be confirmed by biopsy at a later time. Various follow-up studies using other thermology technologies have shown this to be true and unofficial 1-year follow-ups by Sloan Kettering of so-called BreastCare(TM) false positive were proven to be fast growing fatal cancers. The 2,805 women in the Guttman study may not be considered representative of the general population since many symptomatic women were referred to this center by other concerned physicians. (In a separate home study test of 200 asymptomatic women, only 5.5% had false positive) that no mammographically undetectable cancers occurred, and (2) that the rate of subsequent cancers occurrence within this so-called false positive group is not statistically higher than that of the population of women as a whole. A lower true false positive rate for the device can be assumed if abnormal thermal distribution is a risk marker for future disease incidences, as has frequently been suggested. In fact, several publications have documented a positive predictive value for thermographically-based tests to detect future cancers. The screening study demonstrated reliability approaching that of mammography and significantly greater than distantly related thermographic techniques.

ADDITIONAL CLINICAL STUDIES

     Under the supervision of Dr. Umbero Veronesi additional clinical studies with the BreastCare(TM) device will be conducted by Virgilio Sacchini in October 1998 at the Instituto Europeo di Oncologia. One hundred women will be tested prior to biopsy procedure and six hundred women prior to clinical breast examination and mammography screening.

     Also, the Company is finalizing the protocols for the clinical studies at Sao Perola Byington Hospital, Sao Paulo, Brazil, where over three thousand women are screened for breast cancer daily. Approximately 2,500 to 3,000 women will be tested with the BreastCare(TM) device prior to clinical breast examination and mammography. These studies, beginning in October, 1998, will be supervised by Dr. Jose A. Pinotti and conducted by Dr. Alfredo Barros.

     The Company anticipates these studies will play a vital role for future screening projects in hospital and clinical settings.

EARLY DETECTION

     Efficiency of treatment both traditional and projected, demands early detection of breast cancer. The impact of early detection on long-term survival of breast cancer patients has been increasingly demonstrated.

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

LICENSING

     The Company has granted HumaScan Inc. ("HumaScan") an exclusive license to manufacture and sell the BreastCare(TM) in the United States and Canada under the trademark BreastAlert ("BreastAlert(TM)"). HumaScan completed a public offering of its shares on August 9, 1996, the proceeds of which are being used to build HumaScan's manufacturing facility and commence the marketing of the BreastAlert(TM) product. As the Company's initial licensee, HumaScan and its exclusive distributor, Physician Sales & Service ("PSS"), began distribution in December 1997 in the United States. PSS has agreed to purchase the BreastAlert for $15.25 per unit. This first license agreement implements the Company's plan to manufacture and market the BreastCare(TM) in certain key international markets.

     The Company and HumaScan reached a settlement agreement dated May 15, 1998, resolving certain disputes which have arisen under the license agreement. Among the many issues resolved, the following was agreed upon concerning the licensing fee and royalties:

     In consideration for a paid-up license and the prior delivery of technological know-how, consulting services and product development activities, the licensee agreed to pay the Company an amended balance of $575,000 on various dates through December 31, 1999 of which $250,000 has been received to date, and issue the Company 400,000 warrants exercisable at $4.725 per share vesting on various dates through March 31, 1999 and have a term of five (5) years from date of vesting.

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

     The Company entered into an exclusive license agreement, dated September 22, 1997, and amended February 18, 1998, with Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguayan corporation ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the product in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. Sandell is required to maintain operations in Uruguay's Free Trade Zone. The Sandell Agreement is for a term of fourteen
(14) years. Under the Sandell Agreement, Sandell is to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) percent of the outstanding shares of Sandell on a fully diluted basis.

     The cash portion of the fee is payable (i) $100,000 upon execution of the Sandell Agreement, which was paid by Sandell on October 14, 1997, (ii) $200,000 forty-five (45) days after shipment of the first product and (iii) $200,000 on or before January 30, 1999. Sandell is also required to make minimum purchases of the BreastCare(TM) device as follows: (i) 20,000 units per month during calendar 1998 after shipment of the first product,

(ii) 35,000 units per month during 1999, (iii) 65,000 units during 2000 and (iv) 90,000 units per month during 2001 and thereafter during the term of the license. The purchase price is $8.30 per unit.

     On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble, market and sell the BreastCare(TM) device in Chile and Singapore, and pay the Company a licensing fee of $250,000, all of which has been received. HTI was acquired by D-Lanz Development Group, Inc. ("D-Lanz") in November 1997. As part of the licensing agreement, the Company received 2,000,000 shares of D-Lanz common stock which is publicly traded on the Electronic Bulletin Board under the symbol DLNZ. Pursuant to the terms of the agreement, HTI agreed to pay the Company minimum royalties of $100,000 in 1999 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter. D-Lanz has signed a letter of intent for Sandell to distribute the BreastCare(TM) product in Chile.

REGULATIONS

     The Company's development and manufacture of medical devices is controlled by the Food, Drug and Cosmetic Act (the "Act"). The Food and Drug Administration ("FDA"), which administers the Act, has promulgated regulations pursuant to
Section 510(k) of the Act which permit certain new products to enter the U.S. market through the submission of pre-market notification to FDA (Title 21, CFR, Part 820 Good Manufacturing Practice for Medical Devices: General).

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

     Subject to the potential changes in regulatory status discussed above, the Company believes that it is in full compliance with the requirements of Part 807 Premarket Notification, as promulgated under Section 510(k) of the Act and therefore, has market rights for the BreastCare(TM) product (which have been assigned to HumaScan under the HumaScan License Agreement). Also included under
Part 807 is a requirement for product registration and listing, which the Company believes has been satisfied.

FOREIGN REGULATION

     Because the Company proposes to distribute its product in foreign countries, the Company will be required to comply with the regulations of those countries where its product is distributed by the Company through licensees. No assurances can be given that the Company and/or its licensees will be able to comply with the regulatory requirements of the foreign markets in which the BreastCare(TM) device will be sold.

     Most countries require product registration before you can sell. In South America, Sandell has made application and has received registration in Brazil, Uruguay, Argentina with Peru pending. Paraguay and Bolivia have no registration requirements to sell. Also, the company is applying for registration with the Medical Device Directive (19/42/EEC) to be able to market throughout the European Union. As of June 1998, all products put on the market in the European Union are required to have a CE Marking.

PATENTS

     The proprietary nature of the BreastCare(TM) device is protected under patent rights issued in the U.S. and foreign countries. However, in general, the level of protection afforded by a patent is directly proportional to the ability of the patent owner to protect and enforce his rights under the patent. Since the financial resources of the Company are currently limited, and patent litigation can be both expensive and time consuming, there is a risk that enforcing the patents for the BreastCare(TM) device will have a material adverse financial effect on the Company or the Company will not have the financial resources necessary to enforce its patents. Once the Company's existing patents expire, other companies may be able to create substantially similar products. If this were to happen, the Company would not be able to avail itself of the protection afforded by the patent laws.

     In the U.S., Patent No, 4, 190,058 for a "Device For Use in Early Detection of Breast Cancer" was granted and issued to Mr. Sagi on February 26, 1980. Patent No. 4,651,749, granted on March 24, 1987, entitled "Cancer Detection Patch for Early Detection of Breast Cancer; Temperature, Indicators, Flexibility, Thermoconductivity, Webs", is a partial continuation of Patent No. 4,190,058; Patent No. RE 4,624,264 granted November 24, 1986, has been reinstated and expires November 25, 2003. On October 8, 1985, Patent no. RE32,000, a reissue of the 1980 patent, was granted and issued.

Foreign patents for the BreastCare(TM) device include:

- Belgium                Patent No. 884,382; issued July 18, 1980; expires July
                           18, 2000

- Canada                 Patent No. 1,130,157; issued August 24, 1982; expires
                           August 24, 1999

- France                 Patent No. 7913059; issued July 15, 1986; expires May
                           22, 1999

- Germany                Patent No. 2920785; issued May 22, 1985;

- Israel                 Patent No. 58422; issued March 1, 1983; expires October
                           9, 1999

- The Netherlands        Patent No. 7,094,034; issued December 18, 1989;
                           expires May 22, 1999

- United Kingdom         Patent No. 2023288; issued April 27, 1983; expires May
                           21, 1999

- Venezuela              Patent No. 44,664; issued April 20, 1987;


PROPOSED REGIONAL CENTERS AND PRODUCTION EQUIPMENT

     For the Company's international marketing and distribution activities, the Company intends to establish regional centers ("RCs"). The Company will require funds to establish RCs and to move expeditiously as agreements are reached. Based on the arrangements through licensing agreements or joint ventures, anticipated revenue will be through royalties and the sales of the product.

Proposed Regional
Center Locations:        Uruguay, Hungary, Ireland, India, South Korea,
                         Israel/Egypt, China, and Australia.


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

     In January 1991, the Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for the manufacturing of the BreastCare(TM) device for the contract price of $1,750,680. Due to the fact that the Company has had insufficient capital, the production of the manufacturing the equipment has been delayed. As a result of the delay, the price for manufacturing the equipment was increased to $1,850,680, plus 100,000 shares of the Company's common stock. See "CERTAIN TRANSACTIONS".

     Currently, the Company is manufacturing the sensor segments in the United States for export to Scantek Medical, S.A. subsidiary in the free trade zone in Montevideo, Uruguary for product assembly. The first products will be used for test marketing in Paraguay, for additional product testing, and for September 1998 launch in Uruguay and Brazil. It is anticipated that an assembly center will be established in Europe once product registration has been received through the EEC.

     The Company is contemplating installing additional equipment for the next three centers in Uruguay, Hungary, and Western Europe. As of June 30, 1998 the equipment was under construction with only the assembly line and packaging sections to be completed. Each manufacturing equipment is designed to produce sufficient product to supply each geographic territory.

     The Company will seek to raise additional capital through public or private equity or debt financing by the end of 1998. The Company's success is dependent on raising sufficient capital to establish a production facility and manufacture production equipment to manufacture the BreastCare(TM) device for the international market. The Company does not have all the financing in place at this time, nor may it ever to meet these objectives. See Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquity and Capital Resources for further information.

SUPPLIES AND RAW MATERIALS

     Supplies and raw materials for the manufacture of the BreastCare(TM) device are available from various sources. Historically, other than on a few rare occasions, the supplies and raw materials for producing the BreastCare(TM) device have been readily available and the cost of such materials has not experienced any material fluctuation. The Company has determined the inventory planning and control, as well as other production management systems, it intends to use.

     Key personnel for the management at the corporate headquarters and the Company's production facility have been identified and preliminary employment discussions are in progress. No assurance can be given that the Company will be able to employ the personnel to satisfy its needs.

MARKETING

     The over $5 billion annual international breast cancer market has untapped potential. Management believes that in emerging and developing countries the BreastCare(TM) product has the potential to become an important part of the overall screening protocols used to detect breast disease. The Company's first introduction of the BreastCare(TM) product was by its United States and Canadian licensee, HumaScan who launched the product December 1997. In September 1998, the Company's official launch of the BreastCare(TM) product will be in Uruguay through the sub-licensee, Gautier, and in Brazil through Farmacotecnica.

     For the BreastCare(TM) device campaign in Latin America and Europe, the Company has been introducing the BreastCare(TM) device at educational forums which were covered by the press and television. Also, the Company is exhibiting at medical congresses to introduce the new product to the physician market.

     In June 1998, in Oporto, Portugal, the Company exhibited at the 10th International Congress on Breast Disease with 1600 physician participation and September 20-24, 1998, exhibited at the 11th Brazilian International Mastology Congress. BreastCare(TM) device exhibitions will continue in South America and Europe through 1998 and into 1999. Physician education on the BreastCare(TM) device for use in medical practices with clinical palpation and mammography for the early detection of breast disease has been very receptive. The Company, at this time, cannot determine the acceptance of the BreastCare(TM) device throughout the world.

UNITED STATES AND CANADA MARKETING - HUMASCAN

     The target market for the BreastAlert(TM) device in the U.S. and Canada includes primary care physicians, both in their own practices and as part of groups such as health maintenance organizations (HMO's), and preferred provider organizations (PPO's), gynecologists, obstetricians, internists and other general practitioners.

     With respect to the U.S. and Canada, HumaScan has entered into an agreement with PSS, a major U.S. distributor, regarding its distribution of the BreastAlert(TM) device. HumaScan has announced that their marketing strategy will focus on physician education and detailing. HumaScan has hired new strategic partners, Physicians World Communications Group and Syndicated Detailing Services LLC to help increase usage and acceptance by educating the physicians on how to integrate the BreastAlert(TM) product into their practices. The Company is expected to reintroduce the product in September 1998.

SOUTH AMERICA AND SINGAPORE

     As stated above, the Company granted an exclusive license to Sandell for the territories of Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. Sandell has entered into agreements with regional distribution partners in Brazil, Peru, Paraguay, and Uruguay. Each of the agreements that Sandell has signed with distribution partners requires guaranteed monthly purchases and each invoice is backed by Letters of Credit or cash payment terms upon delivery. The Company has also granted an exclusive license to HTI for Chile and Singapore.

DISTRIBUTION

     The Company has focused on developing partnerships with various international companies who have relationships with distributors throughout the world and who have connections in the medical communities of the target markets.

     With respect to the distribution of the BreastCare(TM) device in the international market, the Company intends to enter new markets on a regional basis. The commencement of the Company's international distribution of the BreastCare(TM) device has been scheduled for August/September 1998. The South American market has been aggressively approached by the Company and Sandell, having started test marketing in July in Paraguay which requires no registration to sell, and receiving product registration in Brazil in record time for launch in September. Also, preparing for product launch in Uruguay in September, the Company and Sandell have held small education congresses to explain the product usage. The educational process is laying the groundwork for the introduction, ease of use, accuracy and willingness to include as part of the physicians and government screening programs. Negotiations for distribution rights in Northern Europe, Southern Europe, Mexico, China, Greece and Asian markets are in progress. The Company anticipates to finalized additional distribution agreements before the end of 1998. There can be no assurance that the Company will be able to enter into distribution agreements on favorable terms or at all.

     In January, 1998 Scantek Medical, S.A. was organized in Montevideo, Uruguay, as a subsidiary of Scantek Medical, Inc. Presently the Company has leased approximately 2,500 square feet in the Free Trade Zone where the BreastCare(TM) device is being assembled for distribution by Sandell. The Company anticipates Brazil will be the largest market in South America for BreastCare(TM) device sales, therefore, negotiations are in process to create a regional center in Brazil.

COMPETITION

     The breast cancer screening device industry is highly competitive and fragmented. The Company is not aware of any low cost screening devices on the market which would compete directly with the BreastCare(TM) device for use by primary care physicians.

     The Company believes that the BreastCare(TM) device, which provides digital quantitative recordings of underlying tissue temperature, represents a significant improvement over thermographic technology products because such other products are subject to the inherent problems of subjective evaluation of heat patterns. Based on these differences, the Company believes that the prospects for the BreastCare(TM) device as a supplement to currently existing screening tests are very good.

     The Company believes it is in a unique position because the BreastCare(TM) device has no known competing low cost screening devices. As a result, the Company believes that the BreastCare(TM) device will augment other existing forms of screening and technology.

     Some of the Company's future competitors may be large, well-financed and established companies that have greater resources for research and development, manufacturing and marketing then the Company has and, therefore, may be better able than the Company to compete for a share of the market, even in areas in which the Company may have superior technology. There can be no assurance that the Company will be able to produce a commercially acceptable product, or that if produced, such a product will be competitive with existing or future products. It is also possible that there will be technological changes or developments by competitors which will render the Company products noncompetitive or obsolete.

FUTURE PRODUCTS

     The Company believes that the BreastCare(TM) device may have applicability as a screening device for other abnormalities, including measuring ovulation cycles for infertile couples, measuring changes in the cardiovascular system to screen for potential stroke victims, and detecting abnormalities in the kidneys and testicles. Although some testing was performed during the BreastCare(TM) device's development stage, these initial tests were preliminary only, and in order to obtain FDA approval, which would be required in order to market a future product. The Company intends to further explore its initial findings and, perhaps, introduce products in furtherance of these findings.

EMPLOYEES

     As of September 30, 1998, the Company employed a total of two people, both on a full-time basis. The Company also has three part-time employees.

     None of the Company's employees are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be good.

RISKS AND UNCERTAINTIES

     The Company's business is subject to several risks and uncertainties, including (a) the risk that it may be unable to raise enough capital to fund the Company's operations, (b) the risk the BreastCare(TM) device will not be accepted commercially, (c) the Company's reliance on certain customers, and (d) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have on the Company. Such factors, as well as shortfalls in the Company's results of operations as compared with analyst's expectations, capital market conditions and general economic conditions, may also cause substantial volatility in the market price of the Company's Common Stock.

ITEM 2. PROPERTIES

     The Company occupies approximately 7,000 square feet of warehouse and office space, all of which is leased through leases expiring in June, 2000. See
Note 12 of Notes to Consolidated Financial Statements for additional information pertaining to leased properties.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending June 30, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The Company's common stock, par value $.001 per share (the "Common Stock"), is traded in the over-the-counter market. The Common Stock is available for quotation in the "pink sheets" published by the National Quotation Bureau, Incorporated and on the "bulletin board" operated by NASDAQ. The following table sets forth the periods indicated the high and low bid quotation for the Common
Stock:

                                                     HIGH                LOW
                                                     ----                ---

Fiscal Year Ended June 30, 1997
         First Quarter                               1 1/8               1/4
         Second Quarter                              1 1/4              9/16
         Third Quarter                               4 1/16              1/2
         Fourth Quarter                              2 7/16            1 1/4

Fiscal Year Ended June 30, 1998
         First Quarter                               1 7/8            1 1/32
         Second Quarter                              1 5/8             13/16
         Third Quarter                               1 5/8             17/32
         Fourth Quarter                              1 3/16              1/2


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

     (b) Holders

     As of September 15, 1998, there were 350 shareholders of record of the Company's Common Stock.

     (c) Dividends

     The Company has not paid any cash dividends and has no current plans to pay any such dividends. There are no restrictions on the Company's ability to pay dividends.

     (d) Recent Sales of Securities

     None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company is a high-tech development stage company organized to develop, manufacture, sell and license products and devices to assist in the diagnosis and early detection of disease. At the present time, the Company is focusing to manufacture, sell and license the BreastCare(TM) device. The device has been patented and has Food and Drug Administration ("FDA") approval for sale. The Company has not generated any sales revenues but has entered into three License Agreements whereby the licensees purchased the right to manufacture and sell the BreastCare(TM) device in the United States of America, Canada, their territories and possessions, South America and Singapore.

     The following table sets forth for the periods indicated, the percentage increase or decrease of items included in the Company's consolidated statement of operations:

                                         % Increase (Decrease) from Prior Period
                                         ---------------------------------------
                                           June 30, 1998        June 30, 1997
                                         compared with 1997   compared with 1996
                                         ------------------   ------------------

General and administrative
 expense ...................................    224.6              (20.3)
Amortization and
 depreciation ..............................     (9.8)             (15.3)
Interest expense ...........................     62.2               (2.1)
Research and development ...................     16.5               36.4


     INCOME

     During the year ended June 30, 1998, the Company has recognized license fee income of approximately $1.8 million from one of the licensees since operations have commenced in those territories.

     The Company was also required to sell its marketable securities to meet its margin call on its secured margin loan resulting in a gain on marketable securities of approximately $400,000 during the fourth quarter of its 1998 fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 224.6% to $976,547 for the year ended June 30, 1998, from $300,845 for the year ended June 30, 1997. This increase is primarily due to the purchasing of keyman and directors and officers insurance coupled with increases in rent for the leasing of office and warehouse space in Denville, New Jersey, professional fees and financial services. This was offset in part by decreases in consulting expenses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     GENERAL AND ADMINISTRATIVE EXPENSES (Continued)

     General and administrative expenses decreased 20.3% to $300,845 for the year ended June 30, 1997 from $377,625 for the year ended June 30, 1996. This decrease is primarily due to one-time consulting expenses incurred in 1996 offset, in part, by increases in accounting, legal services and public relations expenses.

     AMORTIZATION AND DEPRECIATION EXPENSES

     Amortization and depreciation expenses decreased 9.8% to $84,219 for the year ended June 30, 1998, from $93,384 for the year ended June 30, 1997. The decrease was attributable to organization cost amortization expiring at March 31, 1997. This was offset to a much lesser extent by increases in depreciation expense.

     Amortization and depreciation expenses decreased 15.3% to $93,384 for the year ended June 30, 1997 from $110,234 for the year ended June 30, 1996. The decrease was primarily attributable to fully amortized organization costs occurring during the period.

     INTEREST EXPENSE

     Interest expense was $183,889 for the year ended June 30, 1998, compared to $113,344 for the year ended June 30, 1997. The 62.2% increase was attributable to interest expense on the short-term debt margin loan.

     Interest expense for the years ending June 30, 1997 and 1996, remained relatively constant.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expense increased 16.5% to $339,337 for the year ended June 30, 1998, from $291,013 for the year ended June 30, 1997. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

     Research and development expense increased 36.4% to $291,013 for the year ended June 30, 1997 from $213,311 for the year ended June 30, 1996. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for funds has increased from period to period as it has incurred expenses for among other things, research and development; applications for domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and attempts to raise the necessary capital for initial production. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and major shareholder. The Company has entered into various license agreements that have raised additional funds and borrowed money against common stock received in connection with the license agreements. In addition, the Company's auditors' report for the year ended June 30, 1998 dated September 1, 1998, expressed an opinion as to the Company continuing as a going concern.

     During May 1998, the Company was obligated on its short-term debt to repay approximately $900,000. The common stock of HumaScan owned by the Company pledged as collateral for the loan fell below $3.00 per share requiring the Company either to sell the HumaScan shares or use alternative means to liquidate the short-term debt. The Company sold marketable securities other than the HumaScan stock, sold approximately 120,000 shares of the HumaScan stock, and the balance of the funds to liquidate the debt of approximately $317,000 was advanced by Sagi.

     Prior to June 30, 1998, the Company also borrowed $100,000 from an unaffiliated third party to meet its current operations.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare (TM) in the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for manufacturing of the BreastCare(TM) for the contract price of $1,850,000. The Company as of June 30, 1998, has advanced Zigmed Inc. payments of $610,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price.

     The Company has also executed a contract with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and the manufacturing facility for an aggregate purchase price of $1,750,000. The acquisition is subject to the Company obtaining financing for the purchase of the Hungarian manufacturer.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     LIQUIDITY AND CAPITAL RESOURCES (Continued)

     In consideration for a paid-up license and the prior delivery of technological know-how, consulting services and product development activities, the licensee agreed to pay the Company $575,000 on various dates through December 31, 1999 of which $175,000 was received upon signing the agreement and issue the Company 400,000 warrants exercisable at $4.725 per share vesting on various dates through March 31, 1999 and have a term of five (5) years from date of vesting.

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

     On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble, market and sell the BreastCare(TM) in Chile and Singapore, and pay the Company a licensing fee of $250,000, all of which has been received. HTI was acquired by D-Lanz Development Group, Inc. ("D-Lanz") in November 1997. As part of the licensing agreement, the Company received 2,000,000 shares of D-Lanz common stock which is publicly traded on the Electronic Bulletin Board under the symbol DLNZ. Pursuant to the terms of the agreement, HTI agreed to pay the Company minimum royalties of $100,000 in 1999 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter. D-Lanz has signed a letter of intent for Sandell to distribute the BreastCare(TM) in Chile.

     The Company entered into an exclusive license agreement, dated September 22, 1997 and amended February 18, 1998, with Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguayan corporation ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the product in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. Sandell is required to maintain operations in Uruguay's Free Trade Zone. The Sandell Agreement is for a term of fourteen
(14) years. Under the Sandell Agreement, Sandell is to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) of the outstanding shares of Sandell on a fully diluted basis. The cash portion of the fee is payable (i) $100,00 upon execution of the Sandell Agreement, which was paid by Sandell on October 14, 1997,(ii) $200,000 forty-five (45) days after shipment of the first product and (iii) $200,000 on or before January 30, 1999. Sandell is also required to make minimum purchases of the BreastCare(TM) as follows: (i) 20,000 units per month during calendar 1998 after shipment of the first product (ii) 35,000 units per month during 1999, (iii) 65,000 units during 2000 and (iv) 90,000 units per month during 2001 and thereafter during the term of the license.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The Company's success is dependent on raising sufficient capital to establish a production facility and purchase manufacturing equipment to manufacture the BreastCare(TM) for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. The Company believes the BreastCare(TM) will be commercially accepted throughout the international market. The Company expects to commence operations during the first quarter of its next fiscal year. In addition, the Company's U.S. Licensee commenced operations in January 1998 and the Company will begin receiving royalty payments based on its agreement with HumaScan. The Company feels the cash flow from the commencement of operations will be more than sufficient to cover the operations of the Company over the next twelve (12) months providing the Company is successful in raising the initial capital.

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

ITEM 7. FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

Independent Auditors' Report                                          F-1 - F-2

Financial Statements:

  Consolidated Balance Sheets, June 30, 1998 and 1997                    F-3

  Consolidated Statements of Operations, Years Ended
     June 30, 1998, 1997, 1996 and the Period June 10,
     1988 (Date of Formation) Through June 30, 1998                      F-4

  Consolidated Statements of Stockholders' Equity,
    Years Ended June 30, 1998, 1997, 1996 and the
    Period June 10, 1988 (Date of Formation)
    Through June 30, 1998                                             F-5 - F-9

  Consolidated Statements of Cash Flows, Years Ended
    June 30, 1998, 1997, 1996 and the Period June 10,
    1988 (Date of Formation) Through June 30, 1998                  F-10 - F-11

  Notes to Consolidated Financial Statements                        F-12 - F-29

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Scantek Medical, Inc.

We have audited the accompanying consolidated balance sheet of Scantek Medical, Inc. and subsidiaries (Development Stage Companies) (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements at June 30, 1994 and for the period June 10, 1988 (Date of Formation) through June 30, 1994 were audited by other auditors whose report, dated September 22, 1994, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such auditors.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scantek Medical, Inc. and subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended June 30, 1998 and for the period June 10, 1988 (Date of Formation) through June 30, 1998, in conformity with generally accepted accounting principles.

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



WIENER, PENTA & GOODMAN, P.C.
Certified Public Accountants
Eatontown, New Jersey

September 1, 1998

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               June 30,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------

Current Assets:
  Cash                                               $   55,929       $  918,393
  Marketable securities                               2,295,253        6,860,371
  Due from licensees                                    726,900          550,000
  Prepaid expenses                                       23,517           70,708
                                                     ----------       ----------
         Total Current Assets                         3,101,599        8,399,472
                                                     ----------       ----------

Property and equipment - net                            822,043          391,452
Marketable securities - non-current                     901,520               --
Other assets - net                                      383,275          783,768
                                                     ----------       ----------
         TOTAL ASSETS                                $5,208,437       $9,574,692
                                                     ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt                                  $   100,000      $   966,000
  Current portion - long-term debt                          --          350,000
  Current portion - deferred income                    752,500        2,129,082
  Note payable to officer                              621,993          304,993
  Accounts payable                                     266,869          121,901
  Accrued interest                                     110,470           82,289
  Accrued salaries                                     841,119          578,619
  Accrued expenses                                      65,785           40,689
  Deferred income taxes                                     --          609,000
                                                   -----------      -----------
     Total Current Liabilities                       2,758,736        5,182,573
                                                   -----------      -----------

Long-term debt                                         888,006          568,006
                                                   -----------      -----------
     Total Liabilities                               3,646,742        5,750,579
                                                   -----------      -----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.001
    per share - authorized 5,000,000
    shares; none issued                                     --               --
  Common stock, par value $.001 per
    share - authorized 45,000,000;
    outstanding 17,220,200                              17,220           17,220
  Additional paid-in-capital                         2,993,206        2,965,426
  Unrealized gain on marketable
    securities                                       2,621,616        5,566,615
  Deficit accumulated during
     development stage                              (4,070,347)      (4,725,148)
                                                   -----------      -----------
     Total Stockholders' Equity                      1,561,695        3,824,113
                                                   -----------      -----------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 5,208,437      $ 9,574,692
                                                   ===========      ===========

                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the Period
                                                                           June 10, 1988
                                                                             (Date of
                                    For the Years Ended June 30,             Formation)
                            -------------------------------------------       Through
                                 1998          1997            1996        June 30, 1998
                            ------------   -----------     ------------    -------------

Income:
  License fees              $1,801,582       $      --       $      --       $ 1,801,582
  Interest and dividends        21,507          23,763             212            51,219
  Consulting                        --              --              --            15,000
  Gain on sale of
    marketable securities      413,504           1,100              --           414,604
  Miscellaneous                  1,900              --              --            26,900
                            ----------       ---------       ---------       -----------
         Total Income        2,238,493          24,863             212         2,309,305
                            ----------       ---------       ---------       -----------

Costs and Expenses:
  General and adminis-
    trative expenses           976,547         300,845         377,625         3,439,675
  Amortization and
    depreciation                84,219          93,384         110,234           706,243
  Research and
    development                339,037         291,013         213,311         1,570,780
  Interest expense             183,889         113,344         115,758           662,954
                            ----------       ---------       ---------       -----------

         Total Costs and
           Expenses          1,583,692         798,586         816,928         6,379,652
                            ----------       ---------       ---------       -----------

Net earnings (loss)         $  654,801       $(773,723)      $(816,716)      $(4,070,347)
                            ==========       =========       =========       ===========

Earnings (loss) per
  common share - basic      $      .04       $    (.05)      $    (.06)
                            ==========       =========       =========
Earnings (loss) per
  common share - diluted    $      .03       $    (.04)      $    (.06)
                            ==========       =========       =========

Weighted average
  number of common shares
  outstanding - basic       17,220,200       16,802,145     14,214,138
                            ==========       ==========     ==========
Weighted average
  number of common shares
  outstanding - diluted     18,742,501       17,835,554     14,378,304
                            ==========       ==========     ==========

                 See notes to consolidated financial statements.

                     SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                Common Stock              Treasury Stock
                           -------------------------------------------------
                             Shares       Amount       Shares        Amount
                           ---------     --------     -------       --------

Original
 Capitalization:
  Sale of stock ($.023
   per share)              2,000,000    $ 2,000            --         $  --
  Issuance of
   options for
   services ren-
   dered (valued
   at .10 per share)
  Net (loss)
  June 10, 1988
  (Date of For-
   mation) through
   June 30, 1991
                           ---------    -------       --------        -------
Balance June 30,
 1991                      2,000,000      2,000            --            --

 .7 for 1 reverse
  stock split               (600,000)      (600)
 Donated stock to
  treasury                                             500,000           --
 Issuance of
  stock to acquire
  subsidiary ($.006
  per share)               7,100,000      7,100            --            --
 Sale of treasury
  stock ($2.50 per
  share)                                               (18,000)          --
 Treasury stock ex-
  changed for
  services rendered
  (valued at $.023
  per share)                                          (433,000)          --
  Net (loss), June
   30, 1992
                           ---------    -------       --------        -------
Balance, June 30,
 1992                      8,500,000      8,500         49,000           --



                                                          (Deficit)
                                          Unrealized     Accumulated
                             Additional  Gain (loss) on   During the
                               Paid-In     Marketable    Development
                               Capital     Securities       Stage        Total
                             ----------   -------------  -----------     -----

Original
 Capitalization:
  Sale of stock ($.023
   per share)                $  44,094       $    --      $    --     $  46,094
  Issuance of
   options for
   services ren-
   dered (valued
   at .10 per share)             5,000                                    5,000
  Net (loss)
  June 10, 1988
  (Date of For-
   mation) through
   June 30, 1991                                           (18,751)     (18,751)
                             ---------       --------     ---------   ----------
Balance June 30,
  1991                          49,094            --       (18,751)     32,343

 .7 for 1 reverse
  stock split                      600                                      --
 Donated stock to
  treasury                                                     --
 Issuance of
  stock to acquire
  subsidiary ($.006
  per share)                    92,900                                  100,000
 Sale of treasury
  stock ($2.50 per
  share)                        45,000                                   45,000
 Treasury stock ex-
  changed for
  services rendered
  (valued at $.023
  per share)                    10,000                                   10,000
  Net (loss), June
   30, 1992                                               (485,314)    (485,314)
                               -------     ---------      ---------   ---------
Balance, June 30,
  1992                         197,594            --      (504,065)    (297,971)


           See notes to consolidated financial statements. (Continued)

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)


                                            Common Stock         Treasury Stock
                                     ------------------------    ---------------
                                       Shares          Amount    Shares   Amount
                                     ----------        ------    ------   ------
Treasury stock
  exchanged for
  services rendered
  (valued at $0.125
   per share)                                                   (49,000)     --
 Issuance of stock
  for professional
  services rendered
  (valued at $.25 to
  $.50 per share)                     1,450,000         1,450
 Issuance of stock
  for contract
  release (valued at
  $1.00 per share)                       35,000            35
  Net (loss), June
   30, 1993
                                     ----------        ------    ------    -----
Balance, June 30,
  1993                                9,985,000         9,985       --       --
 Issuance of call-
  able warrants for
  services rendered
  (valued at $.125
  per share)
 Issuance of stock
  in connection
  with bridge loan
  financing (issued
  at $1.00 per
  share)                                 37,200            37
  Net (loss), June
   30, 1994
                                     ----------        ------    ------    -----
Balance, June 30,
  1994                               10,022,200        10,022       --       --



                                                         (Deficit)
                                         Unrealized     Accumulated
                             Additional  Gain (loss) on  During the
                              Paid-In     Marketable    Development
                              Capital     Securities      Stage          Total
                              -------     ----------    -----------     --------
Treasury stock
  exchanged for
  services rendered
  (valued at $0.125
   per share)                   6,125                                     6,125
 Issuance of stock
  for professional
  services rendered
  (valued at $.25 to
  $.50 per share)             411,050                                   412,500
 Issuance of stock
  for contract
  release (valued at
  $1.00 per share)             34,965                                    35,000
  Net (loss), June
   30, 1993                                              (924,969)     (924,969)
                              -------        ----       ---------     ---------
Balance, June 30,
  1993                        649,734          --      (1,429,034)     (769,315)
 Issuance of call-
  able warrants for
  services rendered
  (valued at $.125
  per share)                   15,625                                    15,625
 Issuance of stock
  in connection
  with bridge loan
  financing (issued
  at $1.00 per
  share)                       37,163                                    37,200
  Net (loss), June
   30, 1994                                              (969,408)     (969,408)
                              -------        ----       ---------     ---------
Balance, June 30,
  1994                        702,522          --      (2,398,442)   (1,685,898)


           See notes to consolidated financial statements. (Continued)

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                     Common Stock              Treasury Stock
                              -------------------------    ---------------------
                               Shares           Amount      Shares       Amount
                              --------         --------    -------      --------
  Issuance of stock
   in connection with
   bridge loan finan-
   cing (issued at
   $1.00 per share)            12,000              12
  Issuance of stock
   for services ren-
   dered (valued at
   $.125 per share)           621,250             621
  Net (loss), June
   30, 1995
                           ----------          ------       ------       -------
Balance - June 30,
  1995                     10,655,450          10,655         --            --
  Issuance of stock
   for accrued sal-
   aries (valued at
   $.10 per share)          4,550,000           4,550
  Notes payable con-
   versions to
   common stock
   (at $1.00 per
   share)                     151,084             151
  Issuance of stock
   for services ren-
   dered (at $.60
   per share)                 433,666             434
  Issuance of options
   for services ren-
   dered (at $.30
   per share)
  Net unrealized gain
   on marketable
   securities
  Net (loss), June
   30, 1996
                           ----------          ------       ------       -------
Balance - June 30,
  1996                     15,790,200          15,790         --            --


                                                        (Deficit)
                                       Unrealized      Accumulated
                          Additional  Gain (loss) on   During the
                           Paid-In     Marketable      Development
                           Capital     Securities         Stage          Total
                          ----------  -------------    -----------       -----
  Issuance of stock
   in connection with
   bridge loan finan-
   cing (issued at
   $1.00 per share)         11,988                                       12,000
  Issuance of stock
   for services ren-
   dered (valued at
   $.125 per share)         77,035                                       77,656
  Net (loss), June
   30, 1995                                              (736,267)     (736,267)
                         ---------      -------         ---------     ---------
Balance - June 30,
  1995                     791,545           --        (3,134,709)   (2,332,509)
  Issuance of stock
   for accrued sal-
   aries (valued at
   $.10 per share)         450,450                                      455,000
  Notes payable con-
   versions to
   common stock
   (at $1.00 per
   share)                  150,933                                      151,084
  Issuance of stock
   for services ren-
   dered (at $.60
   per share)              273,232                                      273,666
  Issuance of options
   for services ren-
   dered (at $.30
   per share)               45,000                                       45,000
  Net unrealized gain
   on marketable
   securities                           364,500                         364,500
  Net (loss), June
   30, 1996                                              (816,716)     (816,716)
                         ---------      -------         ---------     ---------
Balance - June 30,
  1996                   1,711,160      364,500        (3,951,425)   (1,859,975)


                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)


                                         Common Stock            Treasury Stock
                                 --------------------------     ----------------
                                    Shares          Amount      Shares    Amount
                                 ----------        --------     -------   ------
 Issuance of stock in
  connection with pri-
  vate placement
  offering (issued at
  $1.00 per share)               1,070,000           1,070
 Issuance of stock
  for professional
  services rendered
  (at $.167 to $1.00
  per share)                        72,500              73
 Issuance of stock in
  lieu of payment on
  equipment (at $1.00
  per share)                       100,000             100
 Stock options exer-
  cised ($.10 to
  $.375 per share)                 170,000             170
 Issuance of stock
  for rent (at $2.01
  per share)                        17,500              17
 Net unrealized gain
  on marketable
  securities
 Net (loss) - June 30,
  1997
                                 ---------       ---------     -------   -------
Balance, June 30,
 1997                           17,220,200          17,220         --       --


                                                         (Deficit)
                                         Unrealized     Accumulated
                           Additional  Gain (loss) on   During the
                            Paid-In      Marketable     Development
                            Capital      Securities        Stage        Total
                           ----------    ----------     -----------   ---------
 Issuance of stock in
  connection with pri-
  vate placement
  offering (issued at
  $1.00 per share)         1,068,930                                  1,070,000
 Issuance of stock
  for professional
  services rendered
  (at $.167 to $1.00
  per share)                  22,427                                     22,500
 Issuance of stock in
  lieu of payment on
  equipment (at $1.00
  per share)                  99,900                                    100,000
 Stock options exer-
  cised ($.10 to
  $.375 per share)            27,830                                     28,000
 Issuance of stock
  for rent (at $2.01
  per share)                  35,179                                     35,196
 Net unrealized gain
  on marketable
  securities                              5,202,115                   5,202,115
 Net (loss) - June 30,
  1997                                                    (773,723)    (773,723)
                           ---------      ---------      ---------    ---------
Balance, June 30,
 1997                      2,965,426      5,566,615     (4,725,148)   3,824,113


                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)



                                Common Stock              Treasury Stock
                         --------------------------   ----------------------
                          Shares            Amount     Shares        Amount
                         --------          --------   -------       --------
 Issuance of warrants
  for services ren-
  dered (at $ .55 to
  $1.125 per share)         27,780                                    27,780
 Net unrealized (loss)
  on marketable
  securities                            (2,944,999)               (2,944,999)

 Net earnings  -
  June 30, 1998
                        ----------         -------    -------       --------
Balance, June 30,
 1998                   17,220,200         $17,220       --         $   --
                        ==========         =======    =======        =======


                                                        (Deficit)
                                        Unrealized     Accumulated
                        Additional    Gain (loss) on    During the
                          Paid-In      Marketable      Development
                          Capital       Securities        Stage        Total
                        ----------      ----------     -----------   ---------
 Net earnings  -
  June 30, 1998                                            654,801      654,801
                        ----------      ----------     -----------   ----------
Balance, June 30,
 1998                   $2,993,206      $2,621,616     $(4,070,347)  $1,561,695
                        ==========      ==========     ===========   ==========



                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Period
                                                                            June 10, 1998
                                        For the Years Ended June 30,        (Date of For-
                                 ---------------------------------------    mation through
                                     1998           1997          1996      June 30, 1998
                                 -----------     ----------    ---------    --------------
Cash flows from operating
 activities:
  Net earnings (loss)            $   654,801     $ (773,723)   $(816,716)   $(4,070,347)
Adjustments to reconcile net
 earnings (loss) to net cash
 used in operating activities:
  Depreciation and amortiza-
   tion                               84,220         93,384      110,234        706,242
  Net gain on sale of mar-
   ketable securities               (413,504)        (1,100)          --       (414,604)
  Non-employee stock based
   compensation                           --             --      318,666        845,574
  Non-cash officers compen-
   sation                                 --             --      457,250        457,250
  Other non-cash items                27,780        157,696       54,684        299,760
  Changes in operating
   assets and liabilities         (1,015,074)       (28,140)      25,615        635,939
                                 -----------     ----------    ---------    -----------
         Net Cash Provided by
          (Used in) Operating
          Activities                (661,777)      (551,883)     149,733     (1,540,186)
                                 -----------     ----------    ---------    -----------
Cash flows from investing
 activities:
  Proceeds from sale of
   marketable securities           1,168,445         22,868           --      1,191,313
  Purchases of patents                    --             --           --        (76,069)
  Organization costs                      --             --           --       (199,672)
  Purchase and deposits
   of equipment                     (447,203)      (394,915)          --       (849,429)
  Purchase of marketable
   securities                       (345,342)      (432,192)          --       (777,534)
                                 -----------     ----------    ---------    -----------
         Net Cash Provided By
          (Used in) Investing
          Activities                 375,900       (804,239)          --       (711,391)
                                 -----------     ----------    ---------    -----------
Cash flows from financing
 activities:
   Proceeds from borrowings          101,202        966,000       17,000      1,603,208
   Proceeds from officer
    loans                            317,000             --      138,000        623,993
   Repayment of officer loans                            --       (2,000)        (2,000)
   Repayment of notes               (994,789)       (37,000)     (75,000)    (1,106,789)
   Proceeds from sale of
    options                               --         28,000           --         28,000
   Proceeds from sale of
    common and treasury
    stock                                 --      1,070,000           --      1,161,094
                                 -----------     ----------    ---------    -----------
         Net Cash Provided by
          (Used in) Financing
          Activities                (576,587)     2,027,000       78,000      2,307,506
                                 -----------     ----------    ---------    -----------
Net Increase (decrease)
 in Cash                            (862,464)       670,878      227,733         55,929
Cash - beginning of period           918,393        247,515       19,782             --
                                 -----------     ----------    ---------    -----------
Cash - end of period             $    55,929     $  918,393    $ 247,515    $    55,929
                                 ===========     ==========    =========    ===========


                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            For the Period
                                                                            June 10, 1998
                                        For the Years Ended June 30,        (Date of For-
                                 ---------------------------------------    mation through
                                     1998           1997          1996      June 30, 1998
                                 -----------     ----------    ---------    --------------
Changes in Operating Assets
 and Liabilities Consist of:
  (Increase) decrease in due
   from licensee                  $   248,100    $  (550,000)   $      --    $  (301,900)
  (Increase) decrease in
   prepaid expenses                    47,191        (70,708)          --        (23,517)
  (Increase) in marketable
   securities-non-current            (300,000)            --           --       (300,000)
  (Increase) in other assets          (92,115)      (513,025)          --       (605,140)
  Increase (decrease) in
   accounts payable and
   accrued expenses                   458,332       (196,907)    (416,961)     1,390,677
  Increase (decrease) in
   deferred income                 (1,376,582)     1,302,500      450,000        475,918
  Increase (decrease) in
   accrued franchise tax                   --             --       (7,424)           (99)
                                  -----------    -----------    -------      -----------
                                  $(1,015,074)   $   (28,140)   $  25,615    $   635,939
                                  ===========    ===========    =========    ===========
 Supplementary information:
 Cash paid during the year for:
         Interest                 $   155,709    $   278,838    $  15,340    $   449,887
                                  ===========    ===========    =========    ===========
         Income taxes             $        --    $        --    $      --    $        --
                                  ===========    ===========    =========    ===========
Non-cash investing activities:
  Debt incurred for asset
   transfer agreement of
   patents                        $        --    $        --    $      --    $   600,000
                                  ===========    ===========    =========    ===========
Acquisition of subsidiary
   for common stock               $        --    $        --    $      --    $   100,000
                                  ===========    ===========    =========    ===========
Acquisition of marketable
   securities in connection
   with licensing agreement       $        --    $        --    $ 276,582    $   276,582
                                  ===========    ===========    =========    ===========
Unrealized gain (loss) on
   marketable securities          $(2,944,999)   $ 5,202,115    $ 364,500    $ 2,621,616
                                  ===========    ===========    =========    ===========
Deposit on equipment for
   common stock                   $        --    $   100,000    $      --    $   100,000
                                  ===========    ===========    =========    ===========
Non-Cash Financing Activities:
 Conversion of long-term
  debt to common stock            $        --    $        --    $ 121,000    $   121,000
                                  ===========    ===========    =========    ===========
Other Non-Cash Activities:
 Conversion of accounts
  payable and accrued
  expenses to common stock        $        --    $    57,696    $ 303,750    $   900,802
                                  ===========    ===========    =========    ===========
Conversion of accounts
  payable to stock options        $        --    $        --    $  45,000    $    50,000
                                  ===========    ===========    =========    ===========
Conversion of accounts
  payable to warrants             $    27,780    $        --    $      --    $    43,405
                                  ===========    ===========    =========    ===========
Conversion of accounts
  payable to treasury stock       $        --    $        --    $      --    $    16,125
                                  ===========    ===========    =========    ===========
Conversion of accrued
  officers salaries to
  common stock                    $        --    $        --    $ 457,250    $   457,250
                                  ===========    ===========    =========    ===========


                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Scantek Medical, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on June 10, 1988 and is engaged, with its subsidiaries, in developing and ultimately manufacturing, marketing, and licensing the BreastCare(TM) ("BreastCare(TM)") device. The BreastCare(TM) device is an early screening device which can detect certain breast tissue abnormalities, including breast cancer. This device has been patented and has Food and Drug Administration ("FDA") approval for sale.

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

     At June 30, 1998, planned principal operations have not yet commenced and no sales revenue has been derived therefrom; accordingly, the Company is considered a development stage company. There is no assurance that commercially successful products will be developed nor that the Company will achieve a profitable level of operations. Operations to date have been devoted primarily to acquiring all of the necessary patents relating to the BreastCare(TM) device; attending a variety of medical seminars; research and development; medical follow-up studies; pre-marketing activities; and attempting to raise the necessary capital for the initial production. The Company has entered into three License Agreements whereby the licensees purchased the right to manufacture and sell the BreastCare(TM) device in the United States of America, Canada, their territories and possessions, the majority of South America and Singapore. (See Note 6 of Notes to Consolidated Financial Statements).

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Scantek Medical, Inc. and its wholly-owned subsidiaries (the "Company"). All intercompany transactions have been eliminated. Investment in a 35% owned affiliate is accounted for on the equity method. For the year ended June 30, 1998, the results from the affiliate was not material.

     USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     USE OF ESTIMATES (Continued)

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

     MARKETABLE SECURITIES

     The Company classifies its investment in equity securities, as "available for sale", and accordingly, reflects unrealized gains, net of deferred taxes, as a separate component of stockholders' equity.

     The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

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

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

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

     DEFERRED INCOME

     Deferred income consists of initial payments of licensing fees and marketable securities received by the Company, valued as of the date of the licensing agreements, in connection with the licensing of the BreastCare(TM) device. The Company has substantially performed all material conditions of the licensing agreement giving the licensee the right to manufacture and sell the BreastCare(TM) device. This revenue will be recognized in income when the licensees commence operations, since substantial performance is presumed to occur at that point.

     Receivables due from the licensees, in certain instances per the agreement, are recognized upon the acceptance of the equipment by the licensees. Prior to acceptance of the equipment, the amount due from these licensees will be offset against the deferred income.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement was adopted by the Company in 1996. Since adoption, no impairment losses have been recognized.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

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

     EARNINGS PER COMMON SHARE

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that was required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The Company's prior year results have been restated to conform with the provisions of the statement.

     Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and common stock equivalent shares outstanding during the year. Common stock equivalents used in computing diluted earnings per share related to stock options which, if exercised would have a dilutive effect on earnings per share. The number of common stock equivalent shares outstanding were 1,522,301, 1,033,409 and 164,166 for the years ended June 30, 1998, 1997 and 1996, respectively. During the two years ending June 30, 1997 and 1996, common stock equivalents were not used in the computation of diluted loss per common share as their effect would be antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 1998, the fair value of cash, amounts due from licensee, prepaid expenses, notes payable to officer, accounts payable, accrued interest, accrued salaries and accrued expenses approximated their carrying values because of the short-term nature of these instruments. The fair value of marketable securities are based on quoted market prices. It is not practicable to estimate the fair value of the non-publicly traded long-term debt.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

2.   INVESTMENT IN SUBSIDIARIES

     (a) On September 6, 1991, the Company acquired all of the issued and outstanding common stock of Scantek Digital Systems, Inc. ("SDSI") in exchange for 7,100,000 shares of the Company's common stock. The acquisition has been accounted for as a purchase and the results of SDSI are included in the consolidated financial statements from the date of acquisition.

     (b) In January, 1998, the Company organized a wholly-owned subsidiary, Scantek Medical S.A. Inc., a Uruguayan company, to handle the distribution of the BreastCare(TM) device to their licensee in South America.

     (c) The Company has executed a contract with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and its manufacturing facility for an aggregate purchase price of $1,750,000. The acquisition is subject to the Company obtaining financing and the signing of a definitive agreement.

3.   MARKETABLE SECURITIES


                                                                Estimated              Gross                   Gross
                                                                   Fair             Unrealized              Unrealized
                                                 Cost              Value               Gains                   Losses
                                             -----------        -----------         ----------               ----------
June 30, 1998:
  Marketable securities-
   current:
      Common stock                             $275,157          $2,295,253            $598,000              $5,163,118
                                              =========          ==========          ==========              ==========
    Marketable securities-
   non-current:
      Warrants                                 $300,000          $  901,520            $601,520              $     --
                                              =========          ==========          ==========              ==========
June 30, 1997:
  Marketable securities-
   current:
      Common stock                            $ 684,756          $6,860,371          $6,175,615              $     --
                                              =========          ==========          ==========              ===========

     Gross realized gains were $435,352 in 1998 and $1,377 in 1997. Gross realized losses were $21,848 in 1998 and $277 in 1997. There were no realized gains or losses in 1996.

4.   PROPERTY AND EQUIPMENT

                                                               June 30,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Equipment                                              $101,565         $ 48,914
Furniture and fixtures                                   27,489            9,462
Deposit on equipment                                    710,000          350,000
Leasehold improvements                                   16,525               --
                                                       --------         --------
                                                        855,579          408,376
Less accumulated depreciation                            33,536           16,924
                                                       --------         --------
                                                       $822,043         $391,452
                                                       ========         ========

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

5.   OTHER ASSETS

                                                              June 30,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
Patent costs                                        $  676,069        $  676,069
Long-term portion of amount
  due from licensees                                    75,000           500,000
Security deposits                                       13,125            13,125
Other                                                   92,114                --
                                                    ----------        ----------
                                                       856,308         1,189,194
Less accumulated amortization                          473,033           405,426
                                                    ----------        ----------
                                                    $  383,275        $  783,768
                                                    ==========        ==========


6.   LICENSE AGREEMENTS

     The Company has granted HumaScan Inc. ("HumaScan") an exclusive license to manufacture and sell the BreastCare(TM) device in the United States and Canada under the trademark BreastAlert(TM). HumaScan completed a public offering of its shares on August 9, 1996, the proceeds of which are being used to build HumaScan's manufacturing facility and commence the marketing of the BreastAlert(TM) product. As the Company's initial licensee, HumaScan and its exclusive distributor, Physician Sales & Service ("PSS"), began distribution in December 1997 in the United States. PSS has agreed to purchase the BreastAlert(TM) from HumaScan for $15.25 per unit. This first license agreement implements the Company's plan to manufacture, market or license the BreastCare(TM) device in certain key international markets.

     The Company and HumaScan reached a settlement agreement dated May 15, 1998, resolving certain disputes which have arisen under the license agreement. Among the many issues resolved, the following was agreed upon concerning the licensing fee and royalties:

     In consideration for a paid-up license and the prior delivery of technological know-how, consulting services and product development activities, the licensee agreed to pay the Company an amended balance of $575,000 on various dates through December 31, 1999 (which is a reduction of $375,000 from the original amount due to the Company) of which $250,000 has been received to date, and issue the Company 400,000 warrants (valued at $300,000 as of the date of the amended agreement) exercisable at $4.725 per share vesting on various dates through March 31, 1999 and have a term of five (5) years from date of vesting. The net effect of the settlement was to reduce the license fee income by $75,000 for the year ending June 30, 1998.

     In connection with the agreement, commencing with the first day of the first month in which the Licensed Product is sold and for each year through and including the termination date October 20, 2012, the Licensee agrees to pay the Company a royalty based on net sales as follows: three (3%) percent of the first $2 million of net sales increasing to ten (10%) percent of net sales in excess of $10 million with a minimum royalty of $400,000 in

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

6.   LICENSE AGREEMENTS (Continued)

     the third year increasing to $600,000 in the fifth year and thereafter. The earned royalties payable shall be reduced by an amount of up to a maximum of $550,000 at the rate of $.50 for each dollar of earned royalty payable until the amount of $550,000 has been deducted.

     The Company entered into an exclusive license agreement, dated September 22, 1997 and amended February 18, 1998, Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguayan corporation ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the product in Brazil, Venezuela, Columbia, Costa Rica, Eccuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. Sandell is required to maintain operations in Uruguay's Free Trade Zone. The Sandell Agreement is for a term of fourteen (14) years. Under the Sandell Agreement, Sandell is to pay the Company a non-refundable license fee of
     (i) $500,000 and (ii) deliver to the Company thirty-five (35%) percent of the outstanding shares of Sandell on a fully diluted basis. The Company will account for their investment in Sandell using the equity method of accounting. As of June 30, 1998, the income earned from the affiliate was not material.

     The cash portion of the fee is payable (i) $100,000 upon execution of the Sandell Agreement, which was paid by Sandell on October 14, 1997, (ii) $200,000 forty-five (45) days after shipment of the first product and (iii) $200,000 on or before January 30, 1999. Sandell is also required to make minimum purchases of the BreastCare(TM) device from the company as follows:
     (i) 20,000 units per month during calendar 1998 after shipment of the first product, (ii) 35,000 units per month during 1999, (iii) 65,000 units during 2000 and (iv) 90,000 units per month during 2001 and thereafter during the term of the license. The purchase price for each unit is $8.30 per unit.

     On August 15, 1996, the Company entered into a license agreement with Health Technologies Internation Inc. ("HTI"), whereby HTI is to assemble, market and sell the BreastCare(TM) device in Chile and Singapore, and pay the Company a licensing fee of $250,000, all of which has been received. HTI was acquired by D-Lanz Development Group, Inc. ("D-Lanz") in November 1997. As part of the licensing agreement, the Company received 2,000,000 shares of D-Lanz common stock which is publicly traded on the Electronic Bulletin Board under the Symbol DLNZ. The Company will classify its investment as "available for sale" and accordingly reflect unrealized gains, net of deferred taxes, as a separate component of stockholders' equity. Pursuant to the terms of the agreement, HTI agreed to pay the Company minimum royalties of $100,000 in 1999 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter. D-Lanz has signed a letter of intent for Sandell to distribute the BreastCare(TM) device in Chile.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

7.   DEBT

     Short-term debt at June 30, is as follows:

                                                       1998         1997
                                                    ---------     ---------
    Unsecured note, interest
     at 6% per year, due on demand                  $ 100,000     $   --

    Secured margin loan, due on demand
     if Humascan common stock falls
     below $5 per share, margin interest
     rates vary based upon debt range.
     This loan was secured by 779,063
     shares of Humascan
     common stock. (1)                                  --          966,000
                                                    ---------     ---------
                                                    $ 100,000     $ 966,000
                                                    =========     =========

    Long-term debt at June 30, is as follows:

                                                       1998         1997
                                                    ---------     ---------
    Unsecured notes, due upon
     completion of a secondary
     public offering, interest at
     10% per year (2)                                $   --       $  30,000

    Unsecured notes, interest at prime
     plus 2% (10.5% at June 30, 1998)
     due September 30, 1999 (3)                       888,006       888,006
                                                    ---------     ---------
                                                      888,006       918,006
    Current portion of long-term
     debt                                                --         350,000
                                                    ---------     ---------
                                                    $ 888,006     $ 568,006
                                                    =========     =========

     Annual maturities on long-term debt as of June 30, 1998 during the next five years are:

               Year Ending June 30,
               --------------------

                     1999                       $   --
                     2000                        888,006
                     2001                           --
                     2002                           --
                     2003                           --
                                                --------
                                                $888,006
                                                ========

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

7.   DEBT (Continued)

     (1) The Company was obligated to repay its secured margin loan in May 1998 when the HumaScan common stock held as collateral fell below $5.00 per share. Initially, the Company provided additional collateral of $200,000 in cash but when the share price fell below $3.00 per share, the Company was obligated to liquidate the debt in full. The secured lender sold approximately 120,000 of the HumaScan shares and the balance was repaid by the Company from advances by Mr. Sagi.

     (2) Each noteholder received shares of the Company's common stock, 49,200 shares in total, as additional consideration for their 10% interest promissory note. This resulted in additional interest expense in the amount of $49,200 that was amortized over the expected life of the promissory notes, twenty-one (21) months through March 31, 1996. The promissory notes issued in connection with these bridge loans were due in full upon the completion of a public offering by the Company. In March, 1996, the Company offered a one-time option to convert the promissory notes into shares of the Company's common stock at a conversion price of $1.00 per share. $121,000 of the notes were converted including accrued interest of $30,084. The balance of these notes were repaid in September 1997.

          An officer of the Company was owed $10,000 at June 30, 1997 and received 2,000 shares of the Company's common stock under the terms of this note agreement. The Company repaid the officer in September 1997, including accrued interest of $3,542. Accrued interest at June 30, 1997 was $3,292.

     (3) On June 30, 1996, the Company consolidated a $288,006 note, due June 30, 1996 and a $600,000 note, due August 20, 1996, into one note for $888,006. The note bore simple interest at eight (8%) percent per year and was due on various dates with final payment due December 31, 1999. The holder of the note was a corporation controlled by Mr. Zsigmond Sagi ("Mr. Sagi"), the Company's President and Chief Executive Officer. On March 31, 1998, the corporation holding the note dissolved and distributed the note to its five shareholders in equal amounts of $177,601. Two of the five shareholders are executive officers of the Company, including Mr. Sagi and Carlo Civelli, Vice President of Finance International. The note terms were renegotiated with the lenders with principal payments due September 30, 1999 and interest at prime plus two (2%) percent. Accrued interest at June 30, 1998 and 1997 was $53,200 and $35,520, respectively. Interest expense for the fiscal year, ended June 30, 1998, 1997 and 1996, and for the period June 10, 1988 (Date of Formation) through June 30, 1998, amounted to $71,040, $71,040, $47,280 and $310,886, respectively.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

8.   INCOME TAXES

     At June 30, 1998, the Company has a net operating loss ("NOL") carryforward of approximately $3,834,000 for financial reporting purposes and approximately $1,504,000 for tax purposes. The difference between financial reporting and tax purposes results from the temporary difference caused by the capitalization of start-up expenditures for tax purposes required by Internal Revenue Code Section 195 and the net unrealized gain on marketable securities. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely. The tax NOL carryforwards expire in the years 2005 through 2010.

     A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                      Years Ended June 30,
                                               --------------------------------
                                                 1998         1997        1996
                                               --------     -------     -------

     Tax provision (benefit) computed
      at the Federal statutory rate             345,000    (355,000)   (177,000)
     Increase (decrease) in taxes
      resulting from:
       Utilization of Federal net
        operating loss carryforward            (345,000)       -           -
       Effect of unused tax losses                 -        355,000     177,000
                                               --------     -------     -------

                                                   -           -           -
                                               ========     =======     =======

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a deferred tax asset and deferred tax liability and their approximate tax effects are:

                                                June 30,
                           ----------------------------------------------------
                                       1998                     1997
                           ------------------------   -------------------------
                             Temporary      Tax       Temporary       Tax
                            Difference     Effect     Difference     Effect
                           -----------   ----------   -----------   -----------
     Net operating
      loss carry-
      forward              $(1,504,000)  $ (602,000)  $(1,902,000)  $  (761,000)
     Deferred start-
      up expenses           (2,330,000)    (932,000)   (2,751,000)   (1,100,000)
     Unrealized gains
      on marketable
      securities             2,622,000    1,049,000     6,176,000     2,470,000
     Valuation
      allowance              1,212,000      485,000         -              -
                           -----------   ----------   -----------   -----------

                           $      -      $     -      $ 1,523,000   $   609,000
                           ===========   ==========   ===========   ===========

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998


9.   STOCKS, WARRANTS AND OPTIONS (Continued)

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's issuing of stock options and warrants been determined based on the fair value at the grant date for awards in fiscal year ended 1998 and 1997 consistent with the provision of SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share would have increased to the pro-forma amounts indicated below:

                                                           June 30,
                                                 -----------------------------
                                                   1998                1997
                                                 --------            ---------

     Net earnings (loss) - as reported           $654,801            $(773,723)
     Net earnings (loss) - pro-forma              411,836             (954,530)
     Earnings (loss) per share - basic
      - as reported                                  $.04                $(.05)
     Earnings (loss) per share - basic
      -pro-forma                                     $.02                $(.06)
     Earnings (loss) per share - diluted
      - as reported                                  $.03                $(.04)
     Earnings (loss) per share - diluted
                      - pro-forma                    $.02                $(.05)

     The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions issued for grants in 1998 and 1997, respectively: dividend yield of -0-%, expected volatility of 66% to 208% and 188% to 252%, risk free interest rate of 5.72% and 5.88% and expected lives of 2 years.

     The Company grants stock options and warrants as follows:

     (a) On March 7, 1995, the Company established a Non-Qualified Stock Option Plan (the "Plan") which provides for the granting to key employees stock options. The Plan provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 1998.

     (b) On March 7, 1995, the Company established a Stock Grant Program which provides for the granting to key employees common stock of the Company. The Stock Grant Program provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 1998.

     (c) The following options were granted outside the two March 7, 1995 Plans:

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

9.   STOCKS, WARRANTS AND OPTIONS (Continued)

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

          On August 14, 1996, the Company granted options to the Company's President and Chief Executive Officer to purchase up to 484,827 shares of the Company's common stock at an option price of $.375 per share, the fair value at the date of grant, for the conversion of accrued salaries to August 30, 1996 in the amount of $181,810. The options expire August 30, 1999.

          On August 14, 1996, the Company granted options to the Company's Vice President and Secretary to purchase 345,851 shares of the Company's common stock at an option price of $.375 per share, the fair value at the date of grant, for the conversion of accrued salary to August 30, 1996 in the amount of $129,694. The options expire August 30, 1999. Additionally, the Company granted an option to purchase 40,000 shares to the Company's Vice President and Secretary at an option price of $.375 per share. The options expire August 13, 2001.

          On August 14, 1996, the Company granted options to purchase 40,000 shares of the Company's common stock at an option price of $.375 per share, the fair value at the date of grant, to the Company's Vice-President of Corporate Development. In March, 1997, 40,000 shares were exercised.

          On July 31, 1997, the Company granted options to purchase 15,000 shares of the Company's common stock at an option price of $1.125 per share, the fair value at the date of grant, to Edward Taxin for publicity services rendered. The options expire July 31, 2000.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

9.   STOCKS, WARRANTS AND OPTIONS (Continued)

          On January 26, 1998, the Company granted warrants to purchase 35,000 shares of the Company's common stock at an exercise price of $.75 per share, to Financial Communication Associates for professional services rendered. The warrants expire January 26, 2003.

          On January 26, 1998, the Company granted warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $.55 per share, the fair value at the date of grant, to D.C. Consultants for professional services rendered. The warrants expire January 25, 2003.

          On January 26, 1998, the Company granted its attorney a warrant to purchse 150,000 shares of common stock at an exercise price of $.75 per share in exchange for professional services rendered. The warrants expire January 26, 2003.

          On January 26, 1998, the Company granted options to the Company's President and Chief Executive Officer to purchase 300,000 shares of the Company's common stock at an option price of $.55 per share, the fair value at the date of grant, as a bonus. The options expire January 25, 2003.

          On January 26, 1998, the Company granted options to the Company's Vice President and Secretary to purchase 150,000 shares of the Company's common stock at an option price of $.55 per share, the fair value at the date of grant, as a bonus. The options expire January 25, 2003.

          On August 5, 1998, the Company granted options to three directors totaling 40,000 shares each (120,000 shares) at an option price of $.5625 per share, the fair value at the date of grant. The options expire three to five years from date of grant.

          Information regarding the Company's Stock Option Plans and Warrants, for fiscal years ended 1998, 1997 and 1996 is as follows:

                                        1998                          1997                        1996
                               ------------------------        ----------------------        -------------------
                                            WEIGHTED                        WEIGHTED                   WEIGHTED
                                             AVERAGE                        AVERAGE                     AVERAGE
                                            EXERCISED                      EXERCISED                   EXERCISED
                                 SHARES      PRICE               SHARES      PRICE           SHARES      PRICE
                               ---------   -----------         ----------  ----------       ---------  ----------
Options out-
 standing -
 beginning of
 year                          1,163,178      $   .49            330,000     $  .33          305,000      $2.50
Options exer-
 cised                              -               -           (170,000)       .17             -             -
Options and
 warrants
 granted                         850,000          .60          1,053,178        .47          150,000        .63
Options
 cancelled                          -              -             (50,000)       .01         (125,000)      6.00
                               ---------      -------          ---------     ------          -------      -----
Options and
 warrants out-
 standing, end
 of year                       2,013,178      $   .54          1,163,178     $  .40          330,000      $ .33
                               =========      =======          =========     ======          =======      =====

                                        1998                          1997                        1996
                               ------------------------        ----------------------        -------------------
                                            WEIGHTED                        WEIGHTED                   WEIGHTED
                                             AVERAGE                        AVERAGE                     AVERAGE
                                            EXERCISED                      EXERCISED                   EXERCISED
                                 SHARES      PRICE               SHARES      PRICE           SHARES      PRICE
                               ---------   -----------         ----------  ----------       ---------  ----------

 Option and warrants
 price range at end
 of year                    $.38 to $1.125                   $.01 to $1.06                $.01 to $6.00
Option price range
 for exercised
 shares                          -                           $.10 to $ .38                $     -
Options available
 for grant                   1,000,000                         1,000,000                    2,053,178

     The weighted exercise price and weighted fair value of options and warrants granted by the Company for the fiscal years ended 1998 and 1997 are as follows:


                                       1998                      1997
                              ---------------------     ---------------------
                              Weighted     Weighted     Weighted     Weighted
                              Average      Average      Average      Average
                              Exercise      Fair        Exercise      Fair
                               Price        Value        Price        Value
                              --------     --------     --------     --------
Weighted average of
 options and warrants
 granted during the year
 whose exercise price
 exceeded fair market
 value at the date of
 grant                          .75          .36            --           --

Weighted average of
 options and warrants
 granted during the year
 whose exercise price
 was equal to fair market
 value at the date of
 grant                          .56          .38           .47          .42


     The following table summarizes information about fixed-price stock options and warrants outstanding at June 30, 1998:

                                               Weighted
                          Number               Average          Weighted         Number         Weighted
                        Outstanding           Remaining          Average      Exercisable        Average
Range of Exercise       at June 30,          Contractual        Exercise       at June 30,      Exercise
    Prices                  1998                Life              Price           1998            Price
-----------------       ------------         ----------         ---------      ----------        -------
  $.38 to $ .625        1,670,678            2.8 years          $  .47         1,670,678         $  .47
  $.75 to $1.125          342,500            3.3 years          $  .90           342,500         $  .90
                        ---------                                              ---------
                        2,013,178                                              2,013,178
                        =========                                              =========

10.  RELATED PARTY TRANSACTIONS

    The note payable to officer represents loans made to the Company by Mr. Sagi. The promissory note bears interest at prime plus one (1%) percent
    (9 1/2%, at June 30, 1998) and is payable on demand. The principal amount of the note at June 30, 1998 and 1997 was $621,993 and $304,993, respectively. Subsequent to the balance sheet date, Mr. Sagi advanced an additional $125,000. Accrued interest at June 30, 1998 and 1997 was $56,973 and $28,212, respectively. Interest expense for the fiscal years ended June 30, 1998, 1997, 1996 and for the period June 10, 1988 (Date of Formation) through June 30, 1998 amounted to $31,096, $28,212, $22,365, and $126,020, respectively.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

10.   RELATED PARTY TRANSACTIONS (Continued)

     On February 3, 1993, 1,250,000 shares of common stock was issued to SMC Corp. SMC Corp. was the Company's largest shareholder and had the same President and Chief Executive Officer as the Company. The 1,250,000 shares represent replacement of shares delivered by SMC Corp. to third parties for professional services performed on behalf of the Company in the amount of approximately $312,500.

          On March 31, 1998, SMC Corp. dissolved and distributed the note due from the Company to its five shareholders, including Mr. Sagi and Carlo Civelli. See Note 7 of Notes to Consolidated Financial Statements for further information.

          The Company and Zigmed Corporation ("Zigmed") have entered into various agreements. Zigmed is owned and controlled by the son of Mr. Sagi, who, prior to 1990, owned Zigmed. The Company has contracted with Zigmed to manufacture its production equipment needed for its manufacturing centers. The Company sublets warehouse space to Zigmed for $1,850 per month and received $22,200 as rental income from Zigmed for the year ended June 30, 1998. The Company has also contracted with Zigmed for the production of the BreastCare(TM) device prior to the full scale production by the Company abroad. The Company has advanced Zigmed approximately $74,000 for the year ended June 30, 1998 for materials and labor. As at June 30, 1998, no amounts were due Zigmed other than the amounts due for the production equipment. See Note 12 of Notes to Consolidated Financial Statements for further information.

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

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

12.  COMMITMENTS AND CONTINGENCIES (Continued)

     LEASES (Continued

          Future minimum lease payments for operating leases are as follows:

                  Year Ending June 30,
                  --------------------
                         1999                    $ 73,750
                         2000                      56,000
                         2001                        --
                         2002                        --
                         2003                        --
                      Thereafter                     --
                                                 --------
                                                 $129,750
                                                 ========

      RENT EXPENSE

          Rent expense for the years ended June 30, 1998, 1997, 1996 and from June 10, 1988 (Date of Formation) through June 30, 1998 was approximately $68,000, $43,000, $36,000, and $280,000, respectively.

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

     PRODUCTION AGREEMENTS

          The Company intends to construct strategic regional manufacturing centers abroad to manufacture, assemble and market the BreastCare(TM) device. The Company has entered into an amended agreement with Zigmed pursuant to which Zigmed will manufacture the production equipment needed for the manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's common stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in September, 1996 issued Zigmed 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract. The Company has accounted for the issuance of shares of common stock as a deposit on machinery and equipment. As of June 30, 1998, the Company has advanced Zigmed $710,000. See Note 4 of Notes to Consolidated Financial Statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1998, 1997, 1996 AND FOR THE PERIOD
             JUNE 10, 1988 (DATE OF FORMATION) THROUGH JUNE 30, 1998

13.   SUBSEQUENT EVENT

          The Company's investment in marketable securities includes 661,563 shares of HumaScan's common stock valued at $2.563 per share at June 30, 1998. The Company also has 400,000 warrants of HumaScan's common stock valued at $901,520. As of September 25, 1998, the price of HumaScan's common stock has substantially diminished to $.50 per share. The decrease in market value could have a material adverse effect on the Company's balance sheet and statement of operations.

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


                                                    Positions and Officers
                                                      within the Company/
Name and Age                        Age              Business Experience
------------                        ---             ----------------------

Zsigmond L. Sagi, Ph.D.             65              Chairman of the Board, Chief
                                                      Executive Officer and
                                                      Director

Maurice Siegel, Ph.D.               68              Vice President, Research and
                                                      Development and Director

Patricia B. Furness                 51              Vice President, Secretary
                                                      and Director

Carlo Civelli                       49              Vice President of Finance
                                                      International

Louis Gottlieb                      70              Vice President of Corporate
                                                      Development

Paul Nelson                         66              Director

Robert Lane                         49              Director

Kenneth Courey                      61              Director


     ZSIGMOND L. SAGI, PH.D., has served as Chairman of the Board, Chief Executive Officer and Chief Scientist of the Company since October, 1991. Mr. Sagi has over 25 years experience in the health-care field and has invented or developed several commercial medical devices and technological products. From 1968 until 1977 he served as Executive Vice President and Chief Operating Officer of Bio-Medical Sciences, Inc., a publicly held company of which he was one of the founders. Thereafter, he organized and managed several companies, including Zigmed Corp., a healthcare engineering firm. In 1974, he founded BCSI Laboratories, Inc., the company which developed the BreastCare(TM). From 1986 until 1991, Mr. Sagi served as Chairman of the Board and President of SMC Corp., a company he founded in 1986. Mr. Sagi has been issued numerous United States and foreign patents in the fields of healthcare, chemical applications, electronics and mechanics, including the disposable oral thermometer, the Zigzag sewing machine, an ambulatory automated feeding device, and a sterilization indicator. He received his doctorate in Physics from Stevens Institute of Technology, Newark, New Jersey, in 1968 and his master's in mechanical engineering at Technical University of Hungary in 1954.

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

     LOUIS GOTTLIEB, has served as Vice President of Corporate Development since August, 1996. Presently, he is on the Board of Directors at Brookdale Hospital Medical Center, Linrock Nursing Home, First Central Financial Corp. From 1992-1995, he was treasurer and Board Member of South Shore Association for Independent Living. From 1973 to present, CEO of the Gottlieb Group, one of the largest 500 construction firms in the U.S. From 1942 to 1945 Mr. Gottlieb served in the US Air Corps. as a Commissioned Lt. Fighter pilot. Mr. Gottlieb studied civil engineering at Brooklyn Polytechnical Institute.

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

     ROBERT LANE, joined the Company's Board of Directors in May of 1998. From 1972 through the present, Mr. Lane has been the head of the Lane Group and serves as President and Chief Executive Officer of Lane Construction Company, Inc. and Lane Enterprises, Inc. as well. He is also the Managing Partner of Tamara Enterprises, Hike Enterprises, West Milford Shopping Plaza Associates and Clairidge Mall Associates. He has also served as a member of the St. Clare's Medical Center Foundation Board, the Board of Directors of Powder Mill Bank, as a special Advisory Board member to Carnegie Bank, the Board of Directors of HumaScan, Inc. Mr. Lane is a graduate of the University of Rochester.

     KENNETH COUREY, joined the Company's Board of Directors in July 1998. Presently, Mr. Courey is Founder and Chairman of the Board of Directors of QualCare Preferred Providers of New Jersey, Inc. From 1984-1996 he was President and Chief Executive Officer of St. Francis Life Care Corporation, from 1984-1994 he was President and Chief Executive Officer of SSM Health Care Ministry Corporation, and from 1970-1992 he was President of St. Clare's Riverside Medical Center. Currently, he is a member of the Denville, N.J., Advisory
Board of Carnegie Bank and is a member of the Board of Directors of Health Care Insurance Company and C.S.R.A., a senior-housing management and development company. Mr. Courey received a Bachelor of Arts Degree in Political Science from St. Ambrose College, Davenport, Iowa in 1959 and Master of Arts Degree in Hospital and Health Administration from State University of Iowa, Iowa City, Iowa in 1962.



        Compliance with 16(a) of the Securities and Exchange Act of 1934

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

ITEM 10. EXECUTIVE COMPENSATION

     The following sets forth, for the fiscal years ended June 30, 1998, 1997 and 1996, the annual and long-term compensation paid or accrued of the Company's Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                       Annual Compensation                  Long-Term
                     -----------------------    --------------------------------
Name and Principal                              Other Annual         Long-Term
    Position         Year    Salary    Bonus    Compensation        Compensation
------------------   ----    ------    -----    ------------        ------------
                                        (1)

Zsigmond L. Sagi     1998  $ 190,000   $ --         --                  None
 Chairman of the     1997    190,000     --         --                  None
 Board and Chief     1996    145,000    2,100       --                  None
 Executive Officer

----------

(1) In April, 1996, Mr. Sagi received 210,000 shares of HumaScan's common stock.

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

     In July 1996, the Company entered into employment agreements in principle with Mr. Sagi and Ms. Furness. The agreements provide for base salaries of $190,000 and $75,000, respectively. Ms. Furness' base salary was increased to $90,000 effective July 1997.

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


                                                             Amount and
                  Name and                                    Nature of
Title             Address of                                  Beneficial                          Percent
 of               Beneficial                                  Ownership                          of Shares
Class               Owner                              as of September 15, 1998                Outstanding (1)
-----             ----------                           ------------------------                ---------------

Common            Zsigmond L. Sagi
 Stock            19 Lockley Court
                  Mountain Lakes, NJ 07046                    5,729,394(2)(3)(4)(5)                 31.82%

Common            361 Acquisition Corp.
 Stock            885 W. Georgia St., Ste 1200
                  Vancouver, BC
                  Canada V6L 3E8                              2,121,250 (6)                         12.32%

Common            Patricia B. Furness
 Stock            25 Beechway Road
                  Mountain Lakes, NJ 07046                    1,412,851(7)(8)(9)                     7.96%

Common            Paul Nelson
 Stock            69 Lookout Road
                  Mountain Lakes, NJ 07046                    139,500 (10)                           0.81%

Common            Maurice Siegel
 Stock            560 W. 43rd Street
                  New York, NY  10036                         64,500 (11)                            0.37%

Common            Carlo Civelli
 Stock            19 Lockley Court
                  Mountain Lakes, NJ 07046                    942,500(12)(13)(14)                    5.43%

Common            Louis Gottlieb
 Stock            20 N. Central Avenue
                  Vally Stream, NY  11580                     252,500(15)                            1.47%

Common            Robert Lane                                 215,000(16)                            1.24%
 Stock

Common            Kenneth Courey                              40,000(17)                             0.23%
 Stock

Common            All directors and executive
 Stock            officers as a group (consis-
                  ting of 8 persons)                          8,795,745                             46.78%

----------

(1) There were 17,220,200 shares of Common Stock outstanding as of September 15, 1998.

(2) Includes 3,750,000 shares of the Company's Common Stock issued to Mr. Sagi upon conversion of an aggregate of $375,000 of accrued salaries.

(3) Includes 484,827 shares issuable to Mr. Sagi upon the exercise of options granted on August 30, 1996 for the conversion of accrued salary to August 30, 1996 and 300,000 shares issuable to Mr. Sagi upon the exercise of options granted in January, 1998.

(4)  Includes 535,785 shares received upon the dissolution of SMC Corp.

(5) Does not include 45,000 shares of the Company's Common Stock owned by Mr. Sagi's former wife, and 98,500 shares of the Company's Common Stock owned by Mr. Sagi's children and their spouses, as to which Mr. Sagi disclaims beneficial ownership.

(6) Includes 621,250 shares of the Company's Common Stock which 361 Acquisition Corp. received as part of the 361 Acquisition Agreement. (See "Certain Relationships and Related Transactions").

(7) Includes 10,000 shares owned by Ms. Furness' children, as to which Ms. Furness disclaims beneficial ownership.

(8) Includes 800,000 shares of the Company's Common Stock issued to Ms. Furness upon conversion of an aggregate of $80,000 of accrued salaries.

(9) Includes 345,851 shares issuable to Ms. Furness upon the exercise of options granted on August 30, 1996 for the conversion of accrued salary to August 30, 1996, 40,000 shares issuable to Ms. Furness upon the exercise of options granted in August 1996 and 150,000 shares issuable to Ms. Furness upon the exercise of options granted in January, 1998.

(10) Includes 40,000 shares of the Company's Common Stock issued upon the exercise of options granted on March 7, 1995 to such director.

(11) Includes 40,000 shares of the Company's Common Stock issuable upon the exercise of options granted on August 5, 1998 to Mr. Siegel.

(12) Includes 50,000 shares of the Company's Common Stock issued to Mr. Civelli upon the exercise of options granted on March 7, 1995 and 142,500 shares issuable upon the exercise of options granted October 31, 1996.

(13) Includes 750,000 shares received upon the dissolution of SMC Corp.

(14) Does not include the 2,121,250 shares of the Company's Common Stock owned by 361 Acquisition Corp. Mr. Civelli is the largest stockholder of 361 Acquisition Corp. and controls in excess of fifty (50%) percent of the outstanding shares.

(15) Includes 40,000 shares of the Company's Common Stock issued upon the exercise of options granted August 14, 1996 to Mr. Gottlieb.

(16) Includes 40,000 shares of the Company's Common Stock issuable upon the exercise of options granted on August 5, 1998 to Mr. Lane.

(17) Includes 40,000 shares of the Company's Common Stock issuable upon the exercise of options granted on August 5, 1998 to Mr. Courey.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) The Company has entered into an agreement dated August 25, 1996, as amended, with Zigmed, Inc. ("Zigmed"), a company owned by Mr. Sagi's son, pursuant to which Zigmed agreed to manufacture the production equipment needed for the manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's Common Stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in March 1997 issued Zigmed 100,000 shares of the Company's Common Stock (Valued at $1.00 per share) against the contract. As of June 30, 1998, the Company has advanced Zigmed $710,000, including the shares of common stock.

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

     (c) The Company has borrowed funds from Mr. Sagi. The promissory note to Mr. Sagi bears interest at prime plus one (1%) percent, 9 1/2% at June 30, 1998, and is payable on demand. The principal amount of the note is $621,993 at June 30, 1998. Subsequent to the balance sheet date, Mr. Sagi advanced an additional $125,000. Interest expense for the year ended June 30, 1998 was $31,096.

     (d) On March 31, 1998, SMC Corp. dissolved and distributed the note receivable of $888,006 from the Company to the five shareholders in equal amounts of $177,601, including Mr. Sagi and Carlo Civelli. The note terms were renegotiated with the lenders with principal payments due September 30, 1999, and interest at prime plus two (2%) percent. Accrued interest due Mr. Sagi and Mr. Civelli at June 30, 1998, was $10,640, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                                                        Page
                                                                        ----

     (a)

        1. Financial statements filed as part of this report:

           Independent Auditors' Report                                  F-1

           Consolidated Balance Sheets, June 30,
             1998 and 1997                                            F-2 - F-3

           Consolidated Statements of Operations, Years Ended June
             30, 1998, 1997 and 1996, and the Period June 10, 1988
             (Date of Formation) through June 30, 1998                   F-4

           Consolidated Statements of Stockholders' Equity,
             Years Ended June 30, 1998, 1997 and 1996, and
             the Period June 10, 1988 (Date of Formation)
             through June 30, 1998                                    F-5 - F-9

            Consolidated Statements of Cash Flows, Years Ended June
              30, 1998, 1997 and 1996, and the Period June 10, 1988
              (Date of Formation) through June 30, 1998              F-10 - F-11

            Notes to Consolidated Financial Statements               F-12 - F-29

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

3.2 Amendment to the Certificate of Incorporation filed March 31, 1997 -- Incorporated by Reference to Exhibit 3.2 of the Company's Report on Form 10-KSB for the year ending June 30, 1997.

10.1 Private Placement Memorandum dated May 17, 1994 -- Incorporated by Reference to Exhibit 3.1 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit No.:
------------

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

10.7 Amendment to Purchase Order Agreement dated August 28, 1996 - Incorporated by Reference to Exhibit 10.7 of the Company's Form 10-KSB for the year ending June 30, 1997.

10.8 Purchase Order between SMC Corp. and Zigmed Corp. dated January 22, 1991 -- Incorporated by Reference to Exhibit 6.3 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.9 Amendment to Purchase Order Agreement dated August 28, 1996 - Incorporated by Reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ending June 30, 1997.

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

10.12 Termination Agreement among Scantek Medical Corp., Mr. Sagi, 361 Acquisition Corp., Dal Brynelsen, Douglas E. McRae and Scantek Medical Ltd. dated August 12, 1991 -- Incorporated by Reference to Exhibit 6.6 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit No.:
------------

10.13361 Acquisition Agreement (Amendment No. 2) between SMC Corp., Mr. Sagi, 361 Acquisition Corp., Brynelsen, Scantek Medical Ltd. and Scantek Medical, Inc. dated March 7, 1995 -- Incorporated by Reference to
          Exhibit 6.7 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.14 Humascan Inc. Licensing Agreement between Scantek Medical, Inc. and Humascan, Inc. dated October 20, 1995 -- Incorporated by Reference to
          Exhibit 6.8 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

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

10.18 Lease between Scantek Medical, Inc. and Pablito, L.L.C. for Warehouse and Office Space dated June 13, 1997 - Incorporated by Reference to
          Exhibit 10.18 of the Company's Form 10-KSB for the year ending June 30, 1997.

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

10.21 Licensing Agreement with Health Technologies International Inc. and Scantek Medical Inc. dated August 15, 1996 -- Incorporated by Reference to Exhibit 10.21 of the Company's Form 10-KSB for the year ending June 30, 1997.

10.22 Amendment to Licensing Agreement dated August 15, 1996 between Health Technologies International Inc. and Scantek Medical, Inc. dated April 30, 1997 -- Incorporated by Reference to Exhibit 10.22 of the Company's Form 10-KSB for the year ending June 30, 1997.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit No.:
------------

10.23 Licensing Agreement with Scantek Medical, Inc. and Sandell Corp. S.A. dated September 22, 1997 -- Incorporated by Reference to Exhibit 10.23 of the Company's Form 10-KSB for the year ending June 30, 1997.

10.24 Settlement Agreement with HumaScan, Inc. and Scantek Medical Inc. dated May 15, 1998 -- Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K dated May 15, 1998.

10.25 Amended Licensing Agreement with Scantek Medical, Inc. and Sandell Corp. S.A. dated February 18, 1998

11 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-KSB.

22        Subsidiaries of the Registrant.

27        Financial Data Schedule.

99 Reinstatement of Patent No. RE.4,624,264 United States, Extension to November 25, 2003 -- dated August 12, 1997.

(b)       Reports on Form 8-K

          On May 15, 1998, the Registrant filed a Current Report on Form 8-K describing the amended License Agreement with its licensee, HumaScan,Inc. ("HumaScan"), pursuant to which agreement HumaScan has the exclusive rights to manufacture and distribute the Company's adjunctive breast disease screening device in the U.S. and Canada.

          The Settlement Agreement resolved certain matters which were the subject of mediation between the Company and HumaScan, Inc. and provide both the Company and HumaScan with a package of financial adjustments and other benefits. The Settlement Agreement gives HumaScan some additional time and financing to pursue its marketing and distribution of the "BreastAlert" product, while increasing the Company's interest in HumaScan.

          Pursuant to the Settlement Agreement, during the first two years of royalty payments, the minimum payments by HumaScan to the Company of $150,000 and $300,000 will not be required and, while the royalty payments due to the Company ranging from 3% to 10% remain unchanged, the Company will credit 50% of the earned royalty payments up to $550,000. The parties also agreed to certain adjustments with respect to the third year minimum royalty payment upon occurrence of certain events.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

          In addition, the Company requested certain language changes to the License Agreement and received 400,000 warrants to purchase shares of HumaScan common stock at $4.725 per share in exchange for reducing by $375,000 certain licensing fees due by early 1999, and other payment adjustments. The warrants vest over a ten month period and are exercisable for five (5) years from vesting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     SCANTEK MEDICAL INC.


                                     By:  /s/ ZSIGMOND L. SAGI
                                          ------------------------------------
                                          Zsigmond L. Sagi, President

                                     Date:  September 28, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ZSIGMOND L. SAGI
--------------------------------------
Zsigmond L. Sagi
President, Chairman of the Board
  and Director

/s/ PATRICIA B. FURNESS
--------------------------------------
Patricia B. Furness
Vice President, Secretary and
  Director

/s/ PAUL NELSON
--------------------------------------
Paul Nelson
Director

/s/ MAURICE SIEGEL
--------------------------------------
Maurice Siegel
Vice President and Director

/s/ ROBERT LANE
--------------------------------------
Robert Lane
Director

/s/ KENNETH COUREY
--------------------------------------
Kenneth Courey
Director