Form 10QSB
period 1998-09-30
SCANTEK MEDICAL INC
filed 1998-11-13
CIK 926229

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

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

                   321 PALMER ROAD, DENVILLE, NEW JERSEY 07834
                                 (973) 366-5250
        ----------------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

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

YES     X            NO
      -----               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At October 31, 1998, there were 17,220,200 shares of Common Stock, $.001 par value, outstanding.


================================================================================

                              SCANTEK MEDICAL INC.

                                      INDEX

                                                                         Page

Part I. Financial Information                                             1

  Item 1.      Financial Statements

               Consolidated Balance Sheets as of
                September 30, 1998 (unaudited) and
                June 30, 1998                                             2

               Consolidated Statements of Operations
                for the Three Months Ended September
                30, 1998 and 1997 (unaudited) and for
                the Period June 10, 1988 (Date of
                Formation) through September 30, 1998                     3

               Consolidated Statements of Stockholders'
                Equity the Period June 10, 1988 (Date
                of Formation) through September 30, 1998                4 - 8

               Consolidated Statements of Cash Flows
                for the Three Months Ended September 30,
                1998 and 1997 (unaudited) and for the
                Period June 10, 1988 (Date of Formation)
                through September 30, 1998                              9 - 10

               Notes to Financial Statements (unaudited)               11 - 13

  Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations          14 - 20

Part II.       Other Information                                         21

  Item 1.      Legal Proceedings                                         21

  Item 6.      Exhibits and Report on Form 8-K                           22

Signatures

PART I.  FINANCIAL INFORMATION

     Item 1.     Financial Statements

          Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Registration Statement on Form 10-KSB for the year ended June 30, 1998.

          The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                               ASSETS

                                        September 30,     June 30,
                                        -------------    --------
                                            1998           1998
                                        -------------    --------
                                        (Unaudited)

Current Assets:
  Cash                                  $    21,890    $    55,929
  Marketable securities                   1,706,408      2,295,253
  Inventory                                  54,224           --
  Due from licensees                        676,900        726,900
  Prepaid expenses                           19,701         23,517
                                         ----------     ----------
      Total Current Assets                2,479,123      3,101,599
                                         ----------     ----------

Property and equipment - net                956,352        822,043
Marketable securities - non-current         107,123        901,520
Other assets - net                          405,165        383,275
                                         ----------     ----------
      TOTAL ASSETS                      $ 3,947,763    $ 5,208,437
                                         ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

  Short-term debt                       $   200,000    $   100,000
  Current portion - long-term debt          888,006           --
  Current portion - deferred income         252,500        752,500
  Note payable to officer                   746,993        621,993
  Accounts payable                          327,569        266,869
  Accrued interest                          149,478        110,470
  Accrued salaries                          906,119        841,119
  Accrued expenses                           63,792         65,785
                                         ----------     ----------

      Total Current Liabilities           3,534,457      2,758,736
                                         ----------     ----------

Long-term debt                                 --          888,006
                                         ----------     ----------
      Total Liabilities                   3,534,457      3,646,742
                                         ----------     ----------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.001
   per share - authorized 5,000,000
   shares; none issued                         --             --
  Common stock, par value $.001 per
   share - authorized 45,000,000;
   outstanding 17,220,200                    17,220         17,220
  Additional paid-in-capital              3,007,424      2,993,206
  Unrealized gain on marketable
   securities                             1,238,373      2,621,616
  Deficit accumulated during develop-
   ment stage                            (3,849,711)    (4,070,347)
                                         ----------     ----------
      Total Stockholders' Equity            413,306      1,561,695
                                         ----------     ----------
      TOTAL LIABILITIES AND STOCK-
      HOLDERS' EQUITY                   $ 3,947,763    $ 5,208,437
                                         ==========     ==========
          See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                     For the Period
                                                                                      June 10, 1988
                                       Three Months Ended September 30,            (Date of Formation)
                                     -----------------------------------                 Through
                                       1998                     1997                September 30, 1998
                                     ----------               ----------            ------------------
Revenues:
  Net sales                         $    94,792              $      --                 $    94,792
  License fees                          500,000                     --                   2,301,582
                                     ----------               ----------                ----------
        Total Revenues                  594,792                     --                   2,396,374
                                     ----------               ----------                ----------

Costs and Expenses:
  Cost of sales                          57,415                     --                      57,415
  General and adminis-
   trative expenses                     172,338                  167,297                 3,612,013
  Amortization and
   depreciation                          22,592                   19,096                   728,835
  Research and
   development                           81,391                   74,110                 1,652,171
  Interest expense                       40,539                   46,671                   703,493
                                     ----------               ----------                ----------
      Total Costs and
      Expenses                          374,275                  307,174                 6,753,927
                                     ----------               ----------                ----------
Net Operating Income
  (Loss)                                220,517                 (307,174)               (4,357,553)
                                     ----------               ----------                ----------
Other income:
  Interest and dividends                    119                    9,981                    51,338
  Consulting                               --                       --                      15,000
  Gain on sale of
   marketable securities                   --                       --                     414,604
  Miscellaneous                            --                      8,186                    26,900
                                     ----------               ----------                ----------
      Total Other Income                    119                   18,167                   507,842
                                     ----------               ----------                ----------

Net Earnings (Loss)                 $   220,636              $  (289,007)              $ 3,849,711
                                     ==========               ==========                ==========

Earnings (loss) per
 common share -  basic                     $.01                    $(.02)
                                            ===                     ====
Earnings (loss) per
 common share - diluted                    $.01                    $(.02)
                                            ===                     ====
Weighted average number of common
 shares outstanding - basic          17,220,200               17,220,200
                                     ==========               ==========
Weighted average number of common
 shares outstanding - diluted        17,453,714               17,220,200
                                     ==========               ==========


                                           See notes to consolidated financial statements.

                                        3

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                                                            (Deficit)
                                                                                             Unrealized    Accumulated
                                    Common Stock         Treasury Stock        Additional    Gain (loss)    During the
                                ---------------------  -------------------       Paid-In    on Marketable   Development
                                Shares       Amount     Shares      Amount       Capital     Securities       Stage         Total
                                ------       ------     ------      ------     ----------   -------------   -----------     -----
Original Capitalization:
  Sale of stock ($.023
   per share)                  2,000,000    $ 2,000       --      $    --      $  44,094       $    --      $    --       $  46,094
  Issuance of options for
   services rendered (valued
   at .10 per share)                                                               5,000                                      5,000
 Net (loss)
  June 10, 1988 (Date of
  Formation) through
  June 30, 1991                                                                                               (18,751)      (18,751)
                               ---------      -----    -------     --------      -------        --------     --------      --------
Balance June 30, 1991          2,000,000    $ 2,000       --      $    --      $  49,094       $    --        (18,751)       32,343
                                                                                                             --------      --------
 .7 for 1 reverse
  stock split                   (600,000)      (600)                                 600                                       --
 Donated stock to
  treasury                                             500,000         --                                        --
 Issuance of stock to
  acquire subsidiary
  ($.006 per share)            7,100,000      7,100       --                      92,900                                    100,000
 Sale of treasury stock
  ($2.50 per share)                                    (18,000)                   45,000                                     45,000
 Treasury stock exchanged
  for services rendered
  (valued at
  $.023 per share)                                    (433,000)                   10,000                                     10,000
  Net (loss), June 30, 1992                                                                                  (485,314)     (485,314)
                               ---------      -----    -------     --------      -------        --------     --------      --------
Balance, June 30, 1992         8,500,000     $8,500     49,000         --       $197,594            --      $(504,065)    $(297,971)


                                     See notes to consolidated financial statements.(Continued)

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                   (UNAUDITED)



                                                                                                             (Deficit)
                                                                                             Unrealized     Accumulated
                                    Common Stock         Treasury Stock        Additional    Gain (loss)    During the
                                ---------------------  -------------------       Paid-In    on Marketable   Development
                                Shares       Amount     Shares      Amount       Capital     Securities        Stage        Total
                                ------       ------     ------      ------     ----------   -------------   -----------     -----
  Treasury stock exchanged
   for services rendered
   (valued at $0.125
   per share)                                          (49,000)                    6,125                                     6,125
  Issuance of stock for
   professional services
   rendered (valued at $.25
   to $.50 per share)          1,450,000      1,450                              411,050                                    412,500
  Issuance of stock
   for contract release
   (valued at $1.00 per share)    35,000         35                               34,965                                     35,000
  Net (loss), June 30, 1993                                                                                  (924,969)     (924,969)
                              ----------     ------    -------     --------      -------        --------   ----------    ----------
Balance, June 30, 1993         9,985,000      9,985       --           --        649,734            --     (1,429,034)     (769,315)

  Issuance of callable
   warrants for services
   rendered (valued at
   $.125 per share)                                                               15,625                                     15,625
  Issuance of stock in
   connection with bridge
   loan financing (issued
   at $1.00 per share)            37,200         37                               37,163                                     37,200
  Net (loss), June 30, 1994                                                                                  (969,408)     (969,408)
                              ----------     ------    -------     --------      -------        --------   ----------    ----------
Balance, June 30, 1994        10,022,200     10,022       --           --        702,522            --     (2,398,442)   (1,685,898)


                                     See notes to consolidated financial statements.(Continued)

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                                                                                            (Deficit)
                                                                                             Unrealized    Accumulated
                                    Common Stock         Treasury Stock        Additional    Gain (loss)   During the
                                ---------------------  -------------------      Paid-In     on Marketable  Development
                                Shares       Amount     Shares      Amount      Capital      Securities       Stage        Total
                                ------       ------     ------      ------     ----------   -------------  -----------     -----
  Issuance of Stock in
   connection with bridge
   loan financing (issued
   at $1.00 per share)            12,000         12                               11,988                                     12,000
  Issuance of stock for
   services rendered
   (valued at $.125 per
   share)                        621,250        621                               77,035                                     77,656
  Net (loss), June 30, 1995                                                                                  (736,267)     (736,267)
                              ----------     ------    -------     --------    ---------         -------   ----------    ----------
Balance - June 30, 1995       10,655,450     10,655       --           --        791,545            --     (3,134,709)   (2,332,509)

  Issuance of stock for
   accrued salaries (valued
   at $.10 per share)          4,550,000      4,550                              450,450                                    455,000
  Notes payable conversions
   to common stock (at
   $1.00 per share)              151,084        151                              150,933                                    151,084
  Issuance of stock for
   services rendered (at
   $.60 per share)               433,666        434                              273,232                                    273,666
  Issuance of options for
   services rendered (at
   $.30 per share)                                                                45,000                                     45,000
  Net unrealized gain
   on marketable securities                                                                      364,500                    364,500
  Net (loss), June 30, 1996                                                                                  (816,716)     (816,716)
                              ----------     ------    -------     --------    ---------         -------   ----------    ----------
Balance - June 30, 1996       15,790,200     15,790       --           --      1,711,160         364,500   (3,951,425)   (1,859,975)
                                                     See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                   (UNAUDITED)



                                                                                                             (Deficit)
                                                                                             Unrealized     Accumulated
                                    Common Stock         Treasury Stock        Additional    Gain (loss)    During the
                                ---------------------  -------------------       Paid-In    on Marketable   Development
                                Shares       Amount     Shares      Amount       Capital     Securities        Stage       Total
                                ------       ------     ------      ------     ----------   -------------   -----------    -----

 Issuance of stock in
  connection with private
  placement offering
  (issued at $1.00
  per share)                   1,070,000      1,070                            1,068,930                                  1,070,000
 Issuance of stock for
  professional services
  rendered (at $.167 to
  $1.00 per share)                72,500         73                               22,427                                     22,500
 Issuance of stock in lieu
  of payment on equipment
  (at $1.00 per share)           100,000        100                               99,900                                    100,000
 Stock options exercised
  ($.10 to $.375 per share)      170,000        170                               27,830                                     28,000
 Issuance of stock for rent
  (at $2.01 per share)            17,500         17                               35,179                                     35,196
 Net unrealized gain on
  marketable securities                                                                        5,202,115                  5,202,115
 Net (loss) - June 30, 1997                                                                                  (773,723)     (773,723)
                              ----------     ------    -------     --------    ---------       ---------   ----------    ----------
Balance, June 30, 1997        17,220,200     17,220       --           --      2,965,426       5,566,615   (4,725,148)    3,824,113
                                           See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                   (UNAUDITED)



                                                                                                            (Deficit)
                                                                                             Unrealized    Accumulated
                                    Common Stock         Treasury Stock        Additional    Gain (loss)   During the
                                ---------------------  -------------------       Paid-In    on Marketable  Development
                                Shares       Amount     Shares      Amount       Capital     Securities       Stage        Total
                                ------       ------     ------      ------     ----------   -------------  -----------     -----
 Issuance of warrants
  for services rendered
  (at $ .55 to $1.125 per
  share)                                                                          27,780                                     27,780
 Net unrealized (loss)
  on marketable securities                                                                    (2,944,999)                (2,944,999)

 Net earnings -
  June 30, 1998                                                                                               654,801       654,801
                               ---------     ------    -------     --------    ---------       ---------   ----------    ----------
Balance, June 30, 1998         17,20,200    $17,220       --      $    --     $2,993,206       2,621,616  $(4,070,347)  $ 1,561,695

Issuance of warrants for
  services rendered (at
  $ .55 to $1.125
  per share)                                                                      14,218                                     14,218
Net unrealized (loss) on
 marketable securities                                                                        (1,383,243)                (1,383,243)
Net earnings -
 September 30, 1998                                                                                           220,636       220,636
                               ---------     ------    -------     --------    ---------       ---------   ----------    ----------

Balance, September 30, 1998   17,220,200    $17,220   $           $           $3,007,424      $1,238,373  $(3,849,711   $   413,306
                              ==========     ======    =======     ========    =========       =========   ==========    ==========

                                           See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                         For the Period June
                                      Three Months Ended September 30,   10, 1988 (Date of
                                      -------------------------------    Formation) through
                                          1998              1997         September 30, 1998
                                        -----------       --------       ------------------
Cash flows from operation
activities:
 Net earnings (loss)                    $   220,636    $  (289,007)         $(3,849,711)
Adjustments to reconcile net
 earnings (loss) to net cash
 used in operating activities:
  Depreciation and amortization              22,592         19,096              728,834
  Net gain on sale of mar-
   ketable securities                          --           (8,186)            (414,604)
  Non-employee stock based
   compensation                                --             --                845,574
  Non-cash officers compensation               --             --                457,250
  Other non-cash items                       14,218           --                313,978
  Changes in operating
   assets and liabilities                  (375,283)        23,986              260,656
                                           --------       --------          -----------
        Net Cash (Used in)
         Operating Activities              (117,837)      (254,111)          (1,658,023)
                                           --------       --------          -----------

Cash flows from investing activities:
  Proceeds from sale of
   marketable securities                       --          116,701            1,191,313
  Purchases of patents                         --             --                (76,069)
  Organization costs                           --             --               (199,672)
  Purchase and deposits
   of equipment                            (140,000)          --               (989,429)
  Purchase of marketable
   securities                                  --          (72,183)            (777,534)
                                           --------       --------           ----------
    Net Cash Provided by
     (Used in) Investing
     Activities                            (140,000)        44,518            (851,391)
                                           --------       --------           ----------

Cash flows from financing activities:
  Proceeds from borrowings                  100,000           --              1,703,208
  Proceeds from officer loans               125,000           --                748,993
  Repayment of officer loans                   --             --                 (2,000)
  Repayment of notes                         (1,202)       (54,931)          (1,107,991)
  Proceeds from the sale of
   options                                     --             --                 28,000
  Proceeds from sale of common
   and treasury stock                          --             --              1,161,094
                                           --------       --------           ----------
    Net Cash Provided by (Used
     in) Financing Activities               223,798        (54,931)           2,531,304
                                           --------       --------           ----------

Net Increase (decrease) in Cash             (34,039)      (264,524)              21,890

Cash - beginning of period                   55,929        918,393                 --
                                           --------       --------           ----------

Cash - end of period                      $  21,890      $ 653,869          $    21,890
                                           ========       ========           ==========

                                           See notes to consolidated financial statements.

                                        9

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                             For the Period June
                                          Three Months Ended September 30,   10, 1988 (Date of
                                          -------------------------------    Formation) through
                                              1998              1997         September 30, 1998
                                            -----------       --------       ------------------
Changes in Operating Assets
 and Liabilities Consits of:
  (Increase) in inventory                  $   (54,224)       $      --          $   (54,224)
  (Increase) decrease in
    due from licensees                          75,000           (300,000)          (226,900)
  (Increase) decrease in
   prepaid expenses                              3,816               (460)           (19,701)
  (Increase) in marketable
   securities - non-current                       --                 --             (300,000)
  (Increase) in other asset                    (63,792)          (200,000)          (668,932)
  Increase (decrease) in
   accounts payable and
   accrued expenses                            163,917             24,446          1,554,594
  Increase (decrease) in
   deferred income                            (500,000)           500,000            (24,082)
  (Decrease) in accrued
   franchise taxes                                --                 --                  (99)
                                           -----------        -----------        -----------
                                           $  (375,203)       $    23,986        $   260,656
                                           ===========        ===========        ===========
Supplementary information:
 Cash paid during the year for:

        Interest                           $     1,531        $    93,469        $   451,418
                                           ===========        ===========        ===========
        Income taxes                       $      --                 --          $      --
                                           ===========        ===========        ===========
Non-cash investing activities:
  Debt incurred for asset
   transfer agreement of
   patents                                 $      --          $      --          $   600,000
                                           ===========        ===========        ===========
  Acquisition of subsidiary
   for common stock                        $      --          $      --          $   100,000
                                           ===========        ===========        ===========
  Acquisition of mar-
   ketable securities in
   connection with
   licensing agreement                     $      --          $      --          $   276,582
                                           ===========        ===========        ===========
  Unrealized gain (loss)
   on marketable
   securities                              $(1,383,243)       $ 1,033,677        $ 1,238,373
                                           ===========        ===========        ===========
  Deposit on equipment
   for common stock                        $      --          $      --          $   100,000
                                           ===========        ===========        ===========
Non-Cash Financing Activities:
 Conversion of long-term
  debt to common stock                     $      --          $      --          $   121,000
                                           ===========        ===========        ===========
Other Non-Cash Activities:
 Conversion of accounts
  payable and accrued
  expenses to common
  stock                                    $      --          $      --          $   900,802
                                           ===========        ===========        ===========
 Conversion of accounts
  payable to stock
  options                                  $    14,218        $      --          $    50,000
                                           ===========        ===========        ===========
 Conversion of accounts
  payable to warrants                      $      --          $      --          $    57,623
                                           ===========        ===========        ===========
 Conversion of accounts
  payable to treasury
  stock                                    $      --          $      --          $    16,125
                                           ===========        ===========        ===========
 Conversion of accrued officers
  salaries to common
           stock                           $      --          $      --          $   457,250
                                           ===========        ===========        ===========

                See notes to consolidated financial statements.
                                       10

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           At September 30, 1998, planned principal operations of Scantek Medical Inc. (the "Company" or "Scantek") have commenced. The Company manufactured and distributed units of the BreastCare(TM) device to customers in Brazil. Uruguay and Paraguay during the first quarter of its current fiscal year. The Company will continue to proceed with shipments in the second quarter but expects its manufacturing and distribution operations to be in full operation in January 1999. The Company's continued existence is dependent not only from cash flow to be derived from operations during 1999 but upon its ability to obtain needed working capital through additional equity and/or debt financing. Management is actively seeking additional capital to ensure the continuation of its development and marketing activities as well as its manufacturing and distribution operations; accordingly, the Company is considered a development stage company.

           The consolidated balance sheet as of September 30, 1998, consolidated statements of operations and cash flows for the three months ended September 30, 1998 and 1997, and for the period June 10, 1988 (Date of Formation) through September 30, 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the September 30, 1997 financial statements have been reclassified to conform to September 30, 1998 classifications. The information for June 30, 1998 was derived from audited financial statements.

            Receivable Recognition - Receivables due from licensees are recognized either upon the acceptance of the equipment by the licensee or upon the signing of the definitive agreement.

            License Revenue Recognition - Revenues will be recognized in income when the licensees commence operations, since substantial performance is presumed to occur at that point.

2.   EARNINGS (LOSS) PER SHARE

           Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share are computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Loss per share for the quarter ended September 30, 1997 has been restated to conform to the provisions of SFAS 128.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS (LOSS) PER SHARE (Continued)

                                             Three Months Ended September 30,
                                            ----------------------------------
                                                 1998                  1997
                                            -----------            -----------

      Basic:
        Net earnings (loss)                 $   220,636            $  (289,007)
        Weighted average shares
         outstanding                         17,220,200             17,220,200
        Earnings (loss) per
          share - basic                            $.01                  $(.02)

      Diluted:
        Net earnings (loss)                 $   220,636            $  (289,007)
        Weighted average shares
         outstanding                         17,220,200             17,220,200

       Incremental shares                       233,514                  --
                                             ----------             ----------

        Adjusted weighted
          average shares out-
          standing                           17,453,714               17,220,200
                                            ===========            ===========

        Earnings (loss) per
          share - diluted                          $.01                  $(.02)


3. MARKETABLE SECURITIES

                                           Esti-
                                           mated        Gross          Gross
                                           Fair       Unrealized     Unrealized
                              Cost         Value         Gains        Losses
                           ----------    ---------    ----------     ----------
September 30, 1998:
  Marketable Securities
    --Current

        Common stock       $  275,157    $1,706,408    $1,498,000    $   66,749
  Marketable Securities
   --Non-current
      Warrants             $  300,000    $  107,123    $     --      $  192,877

June 30, 1998:
  Marketable Securities
   --Current

      Common stock         $  275,157    $2,295,253    $2,020,096    $     --
  Marketable Securities
   --Non-current
      Warrants             $  300,000    $  901,520    $  601,520    $     --

4. INVENTORIES

   Inventories consist of the following:

                                   September 30          June 30
                                   -----------------------------
                                      1998               1998
                                    --------            --------


   Raw materials                    $  9,859            $   --
   Work-in-process                     4,000                --
   Finished goods                     40,365                --
                                    --------            --------
                                    $ 54,224            $   --
                                    ========            ========

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. EQUIPMENT

   Equipment consists of the following:

                                                September 30,        June 30,
                                                    1998               1998
                                                ------------        ---------
           Equipment                            $ 101,565           $ 101,565
           Furniture and fixtures                  27,489              27,489
           Deposit on equipment                   850,000             710,000
           Leasehold improvements                  16,525              16,525
                                                ---------           ---------
                                                  995,579             855,579
           Less accumulated
            depreciation                           39,227              33,536
                                                ---------           ---------
           Net Equipment                        $ 956,352           $ 822,043
                                                =========           =========


6. OTHER ASSETS

   Other assets consist of the following:

                                                September 30,        June 30,
                                                    1998               1998
                                                ------------        ---------
        Patent costs                             $ 676,069          $ 676,069
        Long-term portion of amount
         due from licensees                         50,000             75,000
        Security deposits                           13,125             13,125
        Other                                      155,906             92,114
                                                 ---------          ---------
                                                   895,100            856,308
        Less accumulated amortization              489,935            473,033
                                                 ---------          ---------
        Other Assets - Net                       $ 405,165          $ 383,275
                                                 =========          =========

7. INCOME TAXES

           Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At June 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. At September 30, 1998, the Company has provided no deferred taxes on the unrealized gain on marketable securities after off-setting the net operating loss carryforward,which offsets any gain.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        Results of Operations

        The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                       % Increase (Decrease) from Prior Period
                                              Three Months Ended
                                              September 30, 1998
                                              compared with three
                                                 months ended
                                              September 30, 1997
                                              ------------------
General and adminis-
  trative expense                                     3.0%
Amortization and
  depreciation                                       18.3
Research and
  development                                         9.8
Interest expense                                    (13.1)
Net earnings (loss)                                 176.3

THREE MONTHS 1998 VS. THREE MONTHS 1997

     Net Sales

     Net sales increased to $94,792 during the three months ended September 30, 1998 from $-0- during the three months ended September 30, 1997 as the Company commenced initial shipments of its BreastCare(TM) device during the first quarter of its current fiscal year. The Company expects the demand for its product to continue with full operations commencing in January 1999.

     Cost of Sales

     Cost of sales increased to $57,415 during the three months ended September 30, 1998 from $-0- during the three months ended September 30, 1997 primarily to the same reasons above.

     General and Administrative Expenses

     General and administrative expenses increased 3.0 % for the three month period ending September 30, 1998 as compared with the three month period ended September 30, 1997. This increase is primarily due to increases in professional fees.

     Amortization and Depreciation Expense

     Amortization and depreciation was $22,592 for the three months ended September 30, 1998 as compared to $19,096 for the three months ended September 30, 1997. The 18.3% increase was attributable to increases in depreciation expense on its leasehold improvements.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     Interest Expense

     Interest expense was $40,539 for the three months ended September 30, 1998 compared to $46,671 for the three months ended September 30, 1997. The 13.1% decrease was attributable to the reduction on the short-term debt margin loan.

     Research and Development Expenses

     Research and development expense increased 9.8% to $81,391 during the three months ended September 30, 1998 from $74,110 during the three months ended September 30, 1997. The increase is primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

Liquidity and Capital Resources

     The Company's need for funds has increased from period to period as it has incurred expenses for among other things, research and development; applications for domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and attempts to raise the necessary capital for initial production. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from Mr. Zsigmond Sagi ("Sagi"), the Company's President, Chief Executive Officer and major shareholder. The Company has entered into various license agreements that have raised additional funds and borrowed money against common stock received in connection with the license agreements. In addition, the Company's auditors' report for the year ended June 30, 1998 dated September 1, 1998, expressed an opinion as to the Company continuing as a going concern.

     During September 1998, the Company commenced the sale of its BreastCare(TM) device in Brazil, Uruguay and Paraguay through its South American licensee. The Company expects to expand its distribution and be fully operational in January 1999. However, until that time, the Company needs financing to fund its current overhead and various capital requirements. As of September 30, 1998, the Company borrowed $200,000 from unaffiliated third parties and in November 1998 the Company borrowed an additional $100,000. These loans are payable by the Company in early 1999. In addition, Sagi advanced the Company an additional $125,000 during the first quarter of its fiscal year. These loans will support the Company through the balance of 1998 and the Company expects the cash flow from sales commencing in 1999 to cover the operations of the Company over the balance of the fiscal year providing the Company is successful in raising the initial capital.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM) in the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which manufacturing of the BreastCare(TM) for the contract price of $1,850,000. The Company as of September 30, 1998, has

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)



advanced Zigmed Inc. payments of $750,000 to begin production of the manufacturing equipment and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price.


     The Company has also executed a letter of intent with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and the manufacturing facility for an aggregate purchase price of $1,750,000. The acquisition is subject to the Company obtaining financing for the purchase of the Hungarian manufacturer.

     The Company entered into an exclusive license agreement, dated September 22, 1997, and amended February 18, 1998, with Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguayan corporation ("Sandell"), pursuant to which the company granted to Sandell an exclusive license to market and distribute the product in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. Sandell is required to maintain operations in Uruguay's Free Trade Zone. The Sandell Agreement is for a term of fourteen
(14) years. Under the Sandell Agreement, Sandell is to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) percent of the outstanding shares of Sandell on a fully diluted basis. The cash portion of the fee is payable (i) $100,000 upon execution of the Sandell Agreement, which was paid by Sandell on October 14, 1997, (ii) $200,000 forty-five (45) days after shipment of the first product and (iii) $200,000 on or before January 30, 1999. Sandell is also required to make minimum purchases of the BreastCare(TM) as follows: (i) 20,000 units per month during the first six months of calendar 1999 (ii) 35,000 units per month during the balance of 1999, (iii) 65,000 units during 2000 and (iv) 90,000 units per month during 2001 and thereafter during the term of the license.

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

      The Company and HumaScan Inc. ("HumaScan"), its original licensee in the United States and Canada, have reached a settlement agreement dated May 15,
1998, resolving certain disputes which have arisen under the licensee agreement. Among the many issues that were resolved, the following was agreed upon concerning the licensing fee and royalties:

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

     During November 1998, HumaScan issued a statement concerning the ability of the Company to continue as a going concern. As of this date, all payments due the Company from HumaScan have been received. The Company is concerned regarding the U.S. Licensee's operations and the expected royalty payments due the Company. The Company owns approximately 650,000 shares of HumaScan common stock. The drop in value of the common stock of HumaScan owned by the Company has been reflected on the Company's balance sheet at September 30, 1998.

     The Company's success is dependent on raising sufficient capital to establish a production and assembly facility and purchase additional manufacturing equipment to manufacture the BreastCare(TM) for the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives. The Company believes the BreastCare(TM) will be commercially accepted throughout the international market.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

     On June 30, 1996, the Company consolidated a $288,006 note, due June 30, 1996 and a $600,000 note, due August 20, 1996 into one note for $888,006 bearing simple interest at ten (10%) percent per year. The Company has renegotiated the note with the lenders as of March 31, 1998. The note is due September 30, 1999, all remaining notes have been paid.

     In July and August 1996, the Company completed two private placements of the Company's common stock, raising proceeds of $1,070.000.

      During May 1998, the Company was obligated on its short-term debt to repay approximately $900,000. The common stock of HumaScan owned by the Company pledged as collateral for the loan fell below $3.00 per share requiring the Company either to sell the HumaScan shares or use alternative means to liquidate the short-term debt. The Company sold marketable securities other than the HumaScan stock, sold approximately 120,000 shares of HumaScan stock, and the balance of the funds to liquidate the debt of approximately $317,000 was advanced by Sagi.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

Other Matters

      Year 2000

      Background

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company will rely heavily on computer technologies to operate its business. In 1998, the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures. The Company also did a complete analysis of its present computer system and its needs for the future. Based on the results of that analysis, the Company's executive management identified the Year 2000 problem as a top corporate priority and established an internal group to provide a solution.

     The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete its internal Year 2000 modifications are based on the Company's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ. Moreover, although the Company believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

     In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999, would not have a material adverse effect on the Company.

     Readiness

     The Year 2000 project is intended to ensure that all critical systems, devices and applications, as well as data exchanged with customers, trade suppliers and other third parties have been evaluated and will be suitable for continued use into and beyond the Year 2000.

     The Company is a development stage company and expects to be fully operational in early 1999. All computers the Company operates now are compatible with the Year 2000. The Company expects to vastly upgrade its computer system as it becomes fully operational in 1999.

     Since early 1998, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software. Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm the Year 2000 readiness.

     Cost

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications and a complete upgrade of its computer system is approximately $250,000. The cost of the Year 2000 problem is not material but the extent of upgrading the computer system will absorb most of the cost. Year 2000 project costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties.

     Contingency Plans

     In the event that the efforts of the Company's Year 2000 project do not address all potential systems problems, the Company is currently developing business interruption contingency plans. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems during the remediation and testing phases of its Year 2000 project and
(2) the status of third party Year 2000 readiness. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

     Risks

     The Company believes that completed and planned modifications and conversions of its critical systems, devices and applications will allow it to be Year 2000 compliant in a timely manner. There can be no assurances, however, that the Company's internal systems, devices and applications or those of a third parties on which the Company relies will be Year 2000 compliant by year 2000 or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company.

     This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Risks and Uncertainties" captions in the Company's Form 10-KSB for the year ended June 30, 1998.

PART II.  Other Information

     Item 1. Legal Proceedings

          See Item 3 of the Company's Form 10-KSB for the year ended June 30, 1998.

     Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits: Exhibit 27.1 Financial Data Schedule.

       (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCANTEK MEDICAL INC.

                                      By:/s/ ZSIGMOND SAGI
                                         -------------------------------------
                                         Zsigmond Sagi, President and
                                         Chief Financial Officer

Dated: November 13, 1998