Form 10QSB
period 1998-12-31
SCANTEK MEDICAL INC
filed 1999-02-16
CIK 926229

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   ----------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

     At January 31, 1999, there were 17,945,200 shares of Common Stock, $.001 par value, outstanding.


================================================================================



                              SCANTEK MEDICAL INC.

                                      INDEX

                                                                               Page
                                                                               -----

Part I.    Financial Information                                                 1

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of
            December 31, 1998 (unaudited) and
            June 30, 1998                                                        2

           Consolidated Statements of Operations for the Six Months and
            Three Months Ended December 31, 1998 and 1997 (unaudited) and for the Period June 10, 1988 (Date of Formation) through
            December 31, 1998                                                 3 - 4

           Consolidated Statements of Stockholders'
            Equity (Deficiency) for the Period June 10, 1988 (Date
            of Formation) through December 31, 1998
             (unaudited)                                                     5 - 10

           Consolidated Statements of Cash Flows for the Six Months Ended
            December 31, 1998 and 1997 (unaudited) and for the Period
            June 10, 1988 (Date of Formation)
            through December 31, 1998                                       11 - 12

           Notes to Financial Statements (unaudited)                        13 - 15

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   16 - 23

Part II.   Other Information

  Item 1.  Legal Proceedings                                                    24

  Item 6.  Exhibits and Report on Form 8-K                                      24

Signatures                                                                      25

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

     The results of operations for the six months ended December 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.



                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            December 31,               June 30,
                                                                               1998                      1998
                                                                            ------------               ----------
                                                                            (Unaudited)
Current Assets:
  Cash                                                                      $   32,278                $   55,929
  Marketable securities                                                        641,678                 2,295,253
  Inventory                                                                    159,132                        -
  Due from licensees                                                           601,900                   726,900
  Prepaid expenses                                                             102,674                    23,517
                                                                            ----------                 ---------
     Total Current Assets                                                    1,537,662                 3,101,599
                                                                            ==========                 =========


Property and equipment - net                                                 1,885,247                   822,043
Marketable securities - non-current                                                 80                   901,520
Other assets - net                                                             367,054                   383,275
                                                                           -----------                ----------
         TOTAL ASSETS                                                      $ 3,790,043                $5,208,437
                                                                           ===========                ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Short-term debt                                                          $   400,000                $  100,000
  Current portion - deferred income                                               -                      752,500
  Note payable to officer                                                      805,993                   621,993
  Accounts payable                                                           1,356,643                   266,869
  Accrued interest                                                             102,327                   110,470
  Accrued salaries                                                             966,119                   841,119
  Accrued expenses                                                              83,499                    65,785
                                                                            ----------                ----------

     Total Current Liabilities                                               3,714,581                 2,758,736
                                                                            ==========                ==========

Long-term debt                                                                 888,006                   888,006
                                                                            ----------                ----------
         Total Liabilities                                                   4,602,587                 3,646,742
                                                                            ==========                ==========


Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Preferred stock, par value $.001
   per share - authorized 5,000,000
   shares; none issued                                                         -                            -
  Common stock, par value $.001 per
   share - authorized 45,000,000;
   outstanding 17,945,200 and 17,220,200                                        17,945                    17,220
  Additional paid-in-capital                                                 3,201,174                 2,993,206
  Unrealized gain on marketable
   securities                                                                   66,601                 2,621,616
  Deficit accumulated during development
   stage                                                                    (4,098,264)               (4,070,347)

         Total Stockholders' Equity (Deficiency)                            (  812,544)                1,561,695
                                                                            -----------               ----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)                                              $3,790,043                $5,208,437
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




                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                                          For the
                                                                                                           Period
                                                                                                         June 10, 1988
                                     Six Months Ended           Three Months Ended                  (Date of Formation)
                                       December 31,                December 31,                           Through
                                   1998            1997         1998         1997                    December 31, 1998
                            ----------------    -----------   ----------   -----------               ------------------
Revenues:
  Net sales                 $   127 775        $   -          $  32,983        -                        $  127,775
  License fees                  752,500            -            252,500        -                         2,554,082
                              ---------         --------       --------    --------                      ---------
      Total Revenues            880,275            -            285,483        -                         2,681,857
                              ---------         --------       --------    --------                      ---------

Costs and Expenses:
  Cost of sales                  97,809            -             40,394        -                            97,809
  General and adminis-
   trative expenses             392,604           334,728       220,266     167,431                      3,832,279
  Amortization and
   depreciation                 111,280            39,077        88,688      19,981                        817,523
  Research and
   development                  217,016           149,310       135,625      75,200                      1,787,796
  Interest expense               89,618            92,069        49,079      45,398                        752,572
                              ---------           -------     ---------     -------                      ---------

     Total Costs and
      Expenses                  908,327           615,184       534,052     308,010                     7,287,979
                              ---------           -------       -------     -------                     ---------

Net Operating (Loss)           ( 28,052)         (615,184)     (248,569)   (308,010)                    (4,606,122)
                              ----------         ---------     ---------    --------                    -----------


                                                                    (continued)



                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)



                                                                                                          For the
                                                                                                           Period
                                                                                                         June 10, 1988
                                    Six Months Ended            Three Months Ended                  (Date of Formation)
                                       December 31,                December 31,                           Through
                                   1998            1997         1998         1997                    December 31, 1998
                            ----------------    -----------   ----------   -----------               ------------------
Other income:
  Interest and
   dividends                         135       $   16,693     $      16    $   6,712                      $    51,354
  Consulting                      -                  -             -            -                              15,000
  Gain on sale of
   marketable
   securities                     -                  -             -            -                             414,604
  Miscellaneous                   -                 5,789          -          (2,397)                          26,900
                               ---------         --------      ---------      -------                       ---------
     Total Other Income              135           22,482            16        4,315                          507,858
                               ---------         --------      ---------      -------                       ---------


Net (Loss)                   $  ( 27,917)      $ (592,702)   $ (248,553)  $ (303,695)                     $(4,098,264)
                              ===========       ==========    ==========   ==========                      ===========

(Loss) per common
  share - basic                  $  -            $(.03)        $(.01)        $(.02)
                                  ======         =====         =====         =====
(Loss) per common
 share - diluted                 $  -            $(.03)        $(.01)        $(.02)
                                  ======         =====         =====         =====
Weighted average number
  of common shares
  outstanding - basic         17,366,033         17,220,200    17,511,867   17,220,200
                              ==========         ==========    ==========   ==========
Weighted average number
  of common shares
  outstanding -
  diluted                     17,482,790          17,945,761    17,511,867   17,682,748
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



                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        (Unaudited)


                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                      Common Stock            Treasury Stock  Additional  Gain (loss)     During the
                                   -------------------       ---------------    Paid-In   on Marketable    Development
                                   Shares       Amount       Shares   Amount    Capital   Securities         Stage           Total
                                   --------     ------       ------   ------    -------   -----------     -------------      -----
Original Capitali-
 zation:
  Sale of stock ($.023
   per share)                     2,000,000    $  2,000           -   $     -  $ 44,094      $      -      $      -        $ 46,094
  Issuance of
   options for
   services ren-
   dered (valued
   at .10 per share)                                                             5,000                                        5,000
 Net (loss)
  June 10, 1988
  (Date of For-
   mation) through
   June 30, 1991                                                                                            (18,751)        (18,751)
                                 ----------     -------      ------   -------  --------      --------    ----------      -----------
Balance June 30,
 1991                             2,000,000    $  2,000           -   $     -  $ 49,094      $      -       (18,751)         32,343
 .7 for 1 reverse
  stock split                      (600,000)       (600)                            600                           -

 Donated stock to
  treasury                                                  500,000                                               -                -
 Issuance of
  stock to acquire
  subsidiary ($.006
  per share)                      7,100,000       7,100           -              92,900                                     100,000
Sale of treasury
  stock ($2.50 per
  share)                                                    (18,000)             45,000                                      45,000

 Treasury stock
  exchanged for
  services rendered
  (valued at $.023
  per share)                                               (433,000)             10,000                                      10,000
  Net (loss), June
   30, 1992                                                                                                (485,314)       (485,314)
                                 ----------     -------      ------   -------  --------      --------    ----------      -----------
Balance, June 30,
  1992                           8,500,000      $ 8,500      49,000         -   197,594             -      (504,065)       (297,971)




          See notes to consolidated financial statements. (Continued)


                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                                        (Unaudited)


                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                      Common Stock            Treasury Stock  Additional  Gain (loss)     During the
                                   -------------------       ---------------    Paid-In   on Marketable    Development
                                   Shares       Amount       Shares   Amount    Capital   Securities         Stage           Total
                                   --------     ------       ------   ------    -------   -----------     -------------      -----
 Treasury stock
  exchanged for
  services rendered
  (valued at $0.125
   per share)                                               (49,000)              6,125                                       6,125
 Issuance of stock
  for professional
  services rendered
  (valued at $.25 to
  $.50 per share)                 1,450,000       1,450                         411,050                                     412,500
 Issuance of stock
  for contract
  release (valued at
  $1.00 per share)                   35,000          35                          34,965                                      35,000
  Net (loss), June
   30, 1993                                                                                                (924,969)       (924,969)
                                 ----------     -------      ------   -------  --------      --------    ----------      -----------

Balance, June 30,
 1993                             9,985,000       9,985           -        -    649,734             -    (1,429,034)       (769,315)
 Issuance of call-
  able warrants for
  services rendered
  (valued at $.125
  per share)                                                                     15,625                                      15,625
 Issuance of stock
  in connection
  with bridge loan
  financing (issued
  at $1.00 per
  share)                             37,200          37                          37,163                                      37,200
  Net (loss), June
   30, 1994                                                                                                (969,408)       (969,408)
                                 ----------     -------      ------   -------  --------      --------    ----------      -----------
Balance, June 30,
 1994                            10,022,200      10,022           -         -   702,522             -    (2,398,442)     (1,685,898)


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


                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                                        (Unaudited)


                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                      Common Stock            Treasury Stock  Additional  Gain (loss)     During the
                                   -------------------       ---------------    Paid-In   on Marketable    Development
                                   Shares       Amount       Shares   Amount    Capital   Securities         Stage           Total
                                   --------     ------       ------   ------    -------   -----------     -------------      -----
  Issuance of stock
   in connection with
   bridge loan finan-
   cing (issued at
   $1.00 per share)                  12,000          12                          11,988                                      12,000
  Issuance of stock
   for services ren-
   dered (valued at
   $.125 per share)                 621,250         621                          77,035                                      77,656
  Net (loss), June
   30, 1995                                                                                                (736,267)       (736,267)
                                 ----------     -------      ------   -------  --------      --------    ----------      -----------
Balance - June 30,
 1995                            10,655,450      10,655           -         -   791,545             -    (3,134,709)     (2,332,509)

  Issuance of stock
   for accrued sal-
   aries (valued at
   $.10 per share)                4,550,000       4,550                         450,450                                     455,000
  Notes payable con-
   versions to
   common stock
   (at $1.00 per
   share)                           151,084         151                         150,933                                     151,084
  Issuance of stock
   for services ren-
   dered (at $.60
   per share)                       433,666         434                         273,232                                     273,666
  Issuance of options
   for services ren-
   dered (at $.30
   per share)                                                                    45,000                                      45,000
  Net unrealized gain
   on marketable
   securities                                                                                 364,500                       364,500
  Net (loss), June
   30, 1996                                                                                                (816,716)       (816,716)
                                 ----------     -------      ------   -------  --------      --------    ----------      -----------
Balance - June 30,
 1996                            15,790,200      15,790           -         - 1,711,160       364,500    (3,951,425)     (1,859,975)


                 See notes to consolidated financial statements.



                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                                        (Unaudited)


                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                      Common Stock            Treasury Stock  Additional  Gain (loss)     During the
                                   -------------------       ---------------    Paid-In   on Marketable    Development
                                   Shares       Amount       Shares   Amount    Capital   Securities         Stage           Total
                                   --------     ------       ------   ------    -------   -----------     -------------      -----

 Issuance of stock in
  connection with pri-
  vate placement
  offering (issued at
  $1.00 per share)                1,070,000       1,070                       1,068,930                                   1,070,000
 Issuance of stock
  for professional
  services rendered
  (at $.167 to $1.00
  per share)                         72,500          73                          22,427                                      22,500
 Issuance of stock in
  lieu of payment on
  equipment (at $1.00
  per share)                        100,000         100                          99,900                                     100,000
 Stock options exer-
  cised ($.10 to
  $.375 per share)                  170,000         170                          27,830                                      28,000
 Issuance of stock
  for rent (at $2.01
  per share)                         17,500          17                          35,179                                      35,196
 Net unrealized gain
  on marketable
  securities                                                                                5,202,115                     5,202,115
 Net (loss) - June 30,
  1997                                                                                                     (773,723)       (773,723)
                                 ----------     -------      ------   -------  --------      --------    ----------      -----------
Balance, June 30,
 1997                            17,220,200      17,220           -         - 2,965,426     5,566,615    (4,725,148)      3,824,113


                 See notes to consolidated financial statements.



                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                                        (Unaudited)


                                                                                                           (Deficit)
                                                                                           Unrealized     Accumulated
                                      Common Stock            Treasury Stock  Additional   Gain (loss)     During the
                                   -------------------       ---------------    Paid-In   on Marketable   Development
                                   Shares       Amount       Shares   Amount    Capital    Securities        Stage           Total
                                   --------     ------       ------   ------    -------   -----------     -------------      -----
 Issuance of warrants
  for services ren-
  dered (at $ .55 to
  $1.125 per share)                                                              27,780                                      27,780
 Net unrealized (loss)
  on marketable
  securities                                                                               (2,944,999)                   (2,944,999)

 Net earnings  -
  June 30, 1998                                                                                             654,801         654,801
                                 ----------     -------      ------   -------  --------     ---------    ----------      ---------
Balance, June 30,
 1998                            17,220,200   $  17,220           -    $  -  $2,993,206     2,621,616   $(4,070,347)     $1,561,695

Issuance of stock
 for salaries (at
  .1875 per share)                  350,000         350                          65,275                                      65,625
Sale of common stock
 (at .3333 per share)               300,000         300                          99,700                                     100,000
Issuance of stock in
  connection with
  loan financing
  (at .1875 per share)               75,000          75                          13,988                                      14,063

Issuance of warrants
  for services ren-
  dered (at $ .1875 to
  $1.125 per share)                                                              29,005                                      29,005




                 See notes to consolidated financial statements.


                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                                        (Unaudited)


                                                                                                           (Deficit)
                                                                                           Unrealized      Accumulated
                                      Common Stock            Treasury Stock  Additional   Gain (loss)     During the
                                   -------------------       ---------------    Paid-In   on Marketable    Development
                                   Shares       Amount       Shares   Amount    Capital    Securities         Stage           Total
                                   --------     ------       ------   ------    -------   -----------     -------------      -----
Net unrealized (loss)
 on marketable
 securities                                                                                (2,555,015)                   (2,555,015)
Net loss -
 December 31, 1998                                                                                          (27,917)        (27,917)
                                 ----------     -------      ------   ------ ----------     ---------   -----------      -----------
Balance,
 December 31, 1998               17,945,200     $17,945       $   -   $   -  $3,201,174     $  66,601   $(4,098,264)     $ (812,544)
                                 ==========     =======      ======   ====== ==========     =========   ===========      ===========



                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the Period
                                                                        June 10, 1988
                                         Six Months Ended December 31,  (Date of For-
                                         ----------------------------   mation) through
                                              1998            1997     December 31, 1998
                                            ---------      ----------  -----------------
Cash flows from operating
activities:
 Net (loss)                             $   (27,917)   $  (592,702)   $(4,098,264)
Adjustments to reconcile net
 (loss) to net cash used in
 operating activities:
  Depreciation and amortization             111,280         39,077        817,522
  Net gain on sale of
   marketable securities                                    (5,789)      (414,604)
  Non-employee stock based
   compensation                              14,063           --          859,637
  Non-cash officers compensation             65,625           --          522,875
  Other non-cash items                       29,005           --          328,765
  Changes in operating
   assets and liabilities                   342,175        162,812        978,114
                                        -----------    -----------    -----------
     Net Cash Provided by (Used
      in) Operating Activities              534,231       (396,602)    (1,005,955)
                                        -----------    -----------    -----------
Cash flows from investing
 activities:
  Proceeds from sale of
   marketable securities                       --          168,240      1,191,313
  Purchases of patents                         --             --          (76,069)
  Organization costs                           --             --         (199,672)
  Purchase and deposits
   of equipment                          (1,140,680)      (155,330)    (1,990,109)
  Purchase of marketable
   securities                                             (123,282)      (777,534)
                                        -----------    -----------    -----------
     Net Cash (Used in)
     Investing Activities                (1,140,680)      (110,372)    (1,852,071)
                                        -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowings                 300,000           --        1,903,208
   Proceeds from officer loans              184,000           --          807,993
   Repayment of officer loans                                 --           (2,000)
   Repayment of notes                        (1,202)       (33,806)    (1,107,991)
   Proceeds from the sale of
    options                                                   --           28,000
   Proceeds from sale of common
    and treasury stock                      100,000           --        1,261,094
                                        -----------    -----------    -----------
     Net Cash Provided by (Used
      in) Financing Activities              582,798        (33,806)     2,890,304
                                        -----------    -----------    -----------
Net Increase (decrease) in Cash             (23,651)      (540,780)        32,278

Cash - beginning of period                   55,929        918,393           --
                                        -----------    -----------    -----------
Cash - end of period                    $    32,278    $   377,613    $    32,278
                                        ===========    ===========    ===========



                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Period
                                                                                 June 30, 1988
                                                   Six Months Ended December 31,  (Date of For-
                                                  -----------------------------  mation) through
                                                        1998          1997       December 31, 1998
                                                  -------------  --------------  -----------------

Changes in Operating Assets
and Liabilities Consist of:
  (Increase) in inventory                         $   (159,132)  $             $  (159,132)
  (Increase) decrease in
    due from licensees                                 200,000      (400,000)     (101,900)
  (Increase) decrease in
   prepaid expenses                                    (79,157)        2,201      (102,674)
  (Increase) in marketable
   securities - non-current                               --            --        (300,000)
  (Increase) in other assets                           (92,583)      (62,017)     (697,723)
  Increase in accounts
   payable and accrued
   expenses                                          1,225,547       122,628     2,616,224
  Increase (decrease) in
   deferred income                                    (752,500)      500,000      (276,582)
  (Decrease) in accrued
   franchise taxes                                        --            --             (99)
                                                  ------------   -----------   -----------
                                                  $    342,175   $   162,812   $   978,114
                                                  ============   ===========   ===========
Supplementary information:
 Cash paid during the year for:
         Interest                                 $     90,668   $   116,616   $   540,555
                                                  ============   ===========   ===========
         Income taxes                             $       --     $      --     $      --
                                                  ============   ===========   ===========
Non-cash investing activities:
  Debt incurred for asset
   transfer agreement of
   patents                                        $       --     $      --     $   600,000
                                                  ============   ===========   ===========
  Acquisition of subsidiary
   for common stock                               $       --     $      --     $   100,000
                                                  ============   ===========   ===========
  Acquisition of mar-
   ketable securities in
   connection with
   licensing agreement                            $       --     $      --     $   276,582
                                                  ============   ===========   ===========
  Unrealized gain (loss)
   on marketable
   securities                                     $ (1,171,772)  $  (337,066)  $    66,601
                                                  ============   ===========   ===========
  Deposit on equipment
   for common stock                               $       --     $      --     $   100,000
                                                  ============   ===========   ===========
Non-Cash Financing Activities:
 Conversion of long-term
  debt to common stock                            $       --     $      --     $   121,000
                                                  ============   ===========   ===========
Other Non-Cash Activities:
 Conversion of accounts
  payable and accrued
  expenses to common stock                        $     14,063   $      --     $   914,865
                                                  ============   ===========   ===========
 Conversion of accounts
  payable to stock
  options                                         $       --     $      --     $    50,000
                                                  ============   ===========   ===========
 Conversion of accounts
  payable to warrants                             $     29,005   $      --     $    86,628
                                                  ============   ===========   ===========
 Conversion of accounts
  payable to treasury
  stock                                           $       --     $      --     $    16,125
                                                  ============   ===========   ===========
 Conversion of accrued
  officers' salaries to
  common stock                                    $     65,625   $      --     $   522,875
                                                  ============   ===========   ===========


                See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Planned principal operations of Scantek Medical Inc. (the "Company" or "Scantek") have commenced. The Company manufactured and distributed units of the BreastCare(TM) device to customers in Brazil, Uruguay, Argentina and Paraguay during the first and second quarters of its current fiscal year. The Company expects its manufacturing and distribution operations to be in full operation during the first quarter of calendar 1999. The Company's continued existence is dependent not only upon cash flow to be derived from operations during 1999 but upon its ability to obtain needed working capital through additional equity and/or debt financing. Management is actively seeking additional capital to ensure the continuation of its development and marketing activities as well as its manufacturing and distribution operations; accordingly, the Company is considered a development stage company.

     The consolidated balance sheet as of December 31, 1998, consolidated statements of operations and cash flows for the six months ended December 31, 1998 and 1997, and for the period June 10, 1988 (Date of Formation) through December 31, 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Certain items in the December 31, 1997 financial statements have been reclassified to conform to December 31, 1998 classifications. The information for June 30, 1998 was derived from audited financial statements.

     Receivable Recognition - Receivables due from licensees are recognized either upon the acceptance of the equipment by the licensee or upon the signing of the definitive agreement.

     License Revenue Recognition - Revenues will be recognized in income when the licensees commence operations, since substantial performance is presumed to occur at that point.

2. (LOSS) PER SHARE

     Basic (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) per common share is computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period. Loss per share for the quarter ended December 31, 1998 has been restated to conform to the provisions of SFAS 128.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. (LOSS) PER SHARE (Continued)




                                     Six Months Ended               Three Months Ended
                                ----------------------------    ----------------------------
                                        December 31,                   December 31,
                                ----------------------------    ----------------------------
                                   1998            1997            1998            1997
                                ---------       ---------       ----------      ------------
Basic:
    Net (loss)                $    (27,917)   $   (592,702)    $   (248,553)    $  (303,695)
    Weighted average
     shares out-
     standing                   17,366,033      17,220,200       17,511,867      17,220,200
    (Loss) per
     share - basic            $       --      $       (.03)    $       (.01)    $      (.02)

Diluted:
    Net (loss)                    $(27,917)       $(59,702)       $(248,553)      $(303,695)
    Weighted average
     shares out-
     standing                   17,366,033      17,220,200       17,511,867       17,220,200
    Incremental shares             116,757         725,561             --            462,548
                              ------------    ------------     ------------     ------------
    Adjusted weighted
     average shares out-
     standing                   17,482,790      17,945,761       17,511,867       17,682,748
                              ============    ============     ============     ============
(Loss) per share-
  diluted                     $       --      $       (.03)    $       (.01)    $       (.02)


3. MARKETABLE SECURITIES

                                               Esti-
                                               mated            Gross           Gross un-
                                               Fair           Unrealized         realized
                                Cost           Value            Gains            Losses
                             ------------   ------------     ------------     -------------
December 31, 1998:
  Marketable Securities
     - Current
          Common stock      $ 275,157      $   641,678       $ 1,498,000      $ 1,131,479
  Marketable Securities
   - Non-current
      Warrants              $ 300,000      $        80       $      --        $   299,920

June 30, 1998:
  Marketable Securities
     - Current
      Common stock          $ 275,157      $ 2,295,253       $ 2,020,096      $      --
  Marketable Securities
   - Non-current
      Warrants              $ 300,000      $   901,520       $   601,520      $      --



                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

     Inventories consist of the following:

                                       December 31,  June 30,
                                          1998        1998
                                       -----------   -------
                    Raw materials       $ 39,445     $ --
                    Work-in-process        2,800       --
                    Finished goods       116,887       --
                                        --------     ------
                                        $159,132     $ --
                                        ========     =======

5. EQUIPMENT

     Equipment consists of the following:

                                           December 31,    June 30,
                                              1998           1998
                                          ------------   ----------
               Equipment                  $1,952,245     $  101,565
               Furniture and fixtures         27,489         27,489
               Deposit on equipment             --          710,000
               Leasehold improvements         16,525         16,525
                                          ----------     ----------
                                           1,996,259        855,579
               Less accumulated
                depreciation                 111,012         33,536
                                          ----------     ----------

               Net Equipment              $1,885,247     $  822,043
                                          ==========     ==========

6. OTHER ASSETS

     Other assets consist of the following:

                                              December 31,  June 30,
                                                1998         1998
                                              -----------  ----------

            Patent costs                      $676,069     $676,069
            Long-term portion of amount
             due from licensees                   --         75,000
            Security deposits                   13,125       13,125
            Other                              184,698       92,114
                                              --------     --------
                                               873,892      856,308
            Less accumulated amortization      506,838      473,033
                                              --------     --------

            Other Assets - Net                $367,054     $383,275
                                              ========     ========

7. INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance. At June 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. At December 31, 1998, the Company has provided no deferred taxes on the unrealized gain on marketable securities after off-setting the net operating loss carryforward, which offsets any gain.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -----------------------------------

Results of Operations
---------------------

     The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                     % Increase (Decrease) from Prior Period
                                     ---------------------------------------

                                     Six Months Ended      Three Months Ended
                                     December 31, 1998     December 31, 1998
                                     compared with 1997    Compared with 1997
                                     ------------------    -------------------
General and administrative expense          17.3%                 31.6%
Amortization and depreciation              184.8                 343.9
Research and development                    45.3                  80.4
Interest expense                            (2.7)                 (8.2)
Net (loss)                                 (95.3)                (18.2)


Six Months 1998 vs. Six Months 1997 and Three Months 1998 vs. Three Months 1997
--------------------------------------------------------------------------------

Revenues
--------

     Net sales increased to $127,775 during the six months ended December 31, 1998 from $0 during the six months ended December 31, 1997 as the Company commenced initial shipments of its BreastCare(TM) device during the first quarter of its current fiscal year. The Company expects the demand for its product to continue with full operations commencing in the first quarter of calendar 1999.

     License fee revenue increased to $752,500 during the six months ended December 31, 1998 from $0 during the six months ended December 31, 1997 as the Company recognized the deferred license fee funds for Sandell and D-Lanz. Sandell operations commenced during the first quarter of its current fiscal year, and D-Lanz signed an agreement with Sandell in the second quarter for Sandell to be its exclusive distributor.

     Net sales increased to $32,983 during the three-month period ended December 31, 1998, and license fee revenue increased to $252,500 for the three months ended December 31, 1997 for primarily the same reasons set forth in the six-month analysis.

Cost of Sales
-------------

     Cost of sales increased $97,809 and $40,394 during the six months and three months ended December 31, 1998 from $0 during the six months and three months ended December 31, 1997 primarily due to the same reasons above.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)
         --------------------------------------------------

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses increased 17.3% for the six-month period ending December 31, 1998 as compared with the six-month period ended December 31, 1997. This increase is primarily due to increases in consulting, insurance and travel expense offset in part by decreased legal fees.

     General and administration expenses increased 31.6% to $220,266 during the three months ended December 31, 1998 compared to $167,431 during the three months ended December 31, 1997 for principally the same reasons set forth in the six-month analysis.

     Amortization and Depreciation Expense
     -------------------------------------

     Amortization and depreciation expense was $111,280 for the six months ended December 31, 1998 as compared to $39,077 for the six months ended December 31, 1997. The 184.8% increase was attributable to increases in depreciation expense on production equipment purchased for $1,850,680 and put into service.

     Amortization and depreciation expense was $88,688 for the three months ended December 31, 1998 compared to $19,981 for the three months ended December 31, 1997. The 343.9% increase was attributable for the same reasons set forth in the six months analysis.

     Research and Development Expenses
     ---------------------------------

     Research and development expense increased 45.3% to $217,016 during the six months ended December 31, 1998 from $149,310 during the six months ended December 31, 1997. The increase is primarily attributable to stock based bonuses given to two of the officers for deferring salaries so the Company could use these funds as working capital.

     Research and development expense increased 80.4% to $135,625 during the three-month period ended December 31, 1998 from $75,200 during the three months ended December 31, 1997 for primarily the same reasons set forth in the six-month analysis.

     Interest Expense
     ----------------

     Interest expense was $89,618 for the six months ended December 31, 1998 compared to $92,069 for the six months ended December 31, 1997. The 2.7% decrease was attributable to the reduction on the short-term debt margin loan, offset, in part, by interest expense on increased short-term loans and officer loans.

     Interest expense was $49,079 for the three months ended December 31, 1998 compared to $45,398 for the three months ended December 31, 1997. the 8.2% increase was attributable to imputed interest on stock issued in consideration for short-term loans.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)
         --------------------------------------------------

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

     During September 1998, the Company commenced the sale of its BreastCare(TM) device in Brazil, Uruguay and Paraguay through its South American licensee. The Company expects to expand its distribution and be fully operational during the first quarter of calendar 1999. However, until that time, the Company needs financing to fund its current overhead and various capital requirements. As of December 31, 1998, the Company borrowed $300,000 from unaffiliated third parties, and in December 1998 the Company borrowed an additional $100,000 from a director of the Company. These loans are payable by the Company in early 1999. In addition, Sagi advanced the Company an additional $184,000 during the first and second quarters of its fiscal year. These loans will support the Company through the first quarter of 1999, and the Company expects the cash flow from sales commencing in 1999 to cover the operations of the Company over the balance of the fiscal year providing the Company is successful in raising the initial capital.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM) in the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which manufacturing of the BreastCare(TM) for the contract price of $1,850,680. The Company as of December 31, 1998, has advanced Zigmed Inc. payments of $800,000 and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The balance of $950,680 will be paid when the Company raises the additional capital.

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

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)
        -------------------------------------------------

     The Company entered into an exclusive license agreement, dated September 22, 1997, and amended February 18, 1998, with Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguayan corporation ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the product in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. Sandell is required to maintain operations in Uruguay's Free Trade Zone. The Sandell Agreement is for a term of fourteen
(14) years. Under the Sandell Agreement, Sandell is to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) percent of the outstanding shares of Sandell on a fully diluted basis. The cash portion of the fee is payable: (i) $100,000 upon execution of the Sandell Agreement, which was paid by Sandell on October 14, 1997; (ii) $200,000 forty-five (45) days after shipment of the first product in 1999, and (iii) $200,000 on or before January 30, 2000. Sandell is also required to make minimum purchases of the BreastCare(TM) as follows: (i) 20,000 units per month during the first six months of calendar 1999 (ii) 35,000 units per month during the balance of 1999,
(iii) 65,000 units during 2000, and (iv) 90,000 units per month during 2001 and thereafter during the term of the license.

     On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble, market and sell the BreastCare(TM) in Chile and Singapore and pay the Company a licensing fee of $250,000, all of which has been received. HTI was acquired by D-Lanz Development Group, Inc. ("D-Lanz") in November 1997. As part of the licensing agreement, the Company received 2,000,000 shares of D-Lanz common stock which is publicly traded on the Electronic Bulletin Board under the symbol DLNZ. Pursuant to the terms of the agreement, HTI agreed to pay the Company minimum royalties of $100,000 in 1999 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter. D-Lanz has signed a letter of intent for Sandell to distribute the BreastCare(TM) in Chile.

     The Company and HumaScan Inc. ("HumaScan"), its original licensee in the United States and Canada, have reached a settlement agreement dated May 15, 1998, resolving certain disputes which have arisen under the licensee agreement. Among the many issues that were resolved, the following was agreed upon concerning the licensing fee and royalties:

     In consideration for a paid-up license and the prior delivery of technological know-how, consulting services and product development activities, the licensee agreed to pay the Company $575,000 on various dates through December 31, 1999, of which $175,000 was received upon signing the agreement, and issue the Company 400,000 warrants exercisable at $4.725 per share vesting on various dates through March 31, 1999 and having a term of five (5) years from date of vesting.

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

     During November 1998, HumaScan issued a statement concerning the ability of the Company to continue as a going concern. As of this date, all payments due the Company from HumaScan have been received, except for a $75,000 payment due December 31, 1998. The Company is concerned regarding the U.S. Licensee's operations and the expected royalty payments due the Company. The Company owns approximately 650,000 shares of HumaScan common stock. The drop in value of the common stock of HumaScan owned by the Company has been reflected on the Company's balance sheet at December 31, 1998.

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

     On June 30, 1996, the Company consolidated a $288,006 note, due June 30, 1996 and a $600,000 note, due August 20, 1996, into one note for $888,006 bearing simple interest at ten (10%) percent per year. The Company has renegotiated the note with the lenders as of March 31, 1998. The note is due September 30, 2000; all remaining notes have been paid.

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

Other Matters
--------------

Year 2000

Background
----------

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

Readiness
---------

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

Cost
----

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications and a complete upgrade of its computer system is approximately $250,000. The cost of the Year 2000 problem is not material but the extent of upgrading the computer system will absorb most of the cost. Year 2000 project costs are difficult to estimate accurately, and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties.

Contingency Plans
-----------------

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

Risks
-----

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

     This report contains forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risks and Uncertainties" captions in the Company's Form 10-KSB for the year ended June 30, 1998.

PART II.  Other Information

   Item 1. Legal Proceedings
            -----------------

     See Item 3 of the Company's Form 10-KSB for the year ended June 30, 1998.

   Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:  Exhibit 27.1 Financial Data Schedule.

    (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended December 31, 1998.

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



Dated:  February 15, 1999