Form 10QSB/A
period 1998-12-31
SCANTEK MEDICAL INC
filed 1999-04-02
CIK 926229

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   ----------

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998

             Amending Item 2. (Management's Discussion and Analysis
                of Financial Condition and Results of Operations)

                Date of Report (date of earliest event reported)
                                FEBRUARY 15, 1999

                                   ----------

                              SCANTEK MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                    000-27592                84-1090126
--------------------------------   -----------------         ------------------
 (State or other jurisdiction of   (Commission File          (I.R.S. Employer
 Incorporation or organization)       Number)                Identification No.)

                   321 PALMER ROAD, DENVILLE, NEW JERSEY 07834
                                 (973) 366-5250
               (Address and telephone number, including area code,
            of registrant's principal executive office and zip code)

================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     During November 1998, HumaScan issued a statement concerning the ability of the company to continue as a going concern. As a result of these concerns, HumaScan failed to pay license fees, royalties and other sums due to the Company for the period through January 31, 1999 totaling Seven Hundred Fifty Thousand ($750,000) Dollars. On December 21, 1998, Scantek sent HumaScan a notice of default pursuant to the License Agreement. On March 12, 1999, the Company entered into a Settlement Agreement with HumaScan. The transaction closed on March 15, 1999. For more details with respect to this transaction see the Company's Form 8-K filed with the Securities and Exchange Commission on April
2, 1999.

     Certain statements in this amendment with respect to future expectations and plans may be regarded as "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21F of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements including, but not limited to, statements with respect to future earnings, and all other forward-looking statements involve risks and uncertainties and are subject to change at any time. The Company's actual results could differ materially from such statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

Date: April 1, 1999        SCANTEK MEDICAL, INC.

                           By: /s/ ZSIGMOND L. SAGI
                           --------------------------
                               Zsigmond L. Sagi
                               Title: President