Form 10QSB
period 1999-03-31
SCANTEK MEDICAL INC
filed 1999-05-17
CIK 926229

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   ----------

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

     At April 30, 1999, there were 18,070,200 shares of Common Stock, $.001 par value, outstanding.


================================================================================

                              SCANTEK MEDICAL INC.

                                     INDEX

                                                                          Page
                                                                          ----

PART I FINANCIAL INFORMATION 1

  ITEM 1. FINANCIAL STATEMENTS

       Consolidated Balance Sheets as of
          March 31, 1999 (unaudited) and
          June 30, 1998 ...............................................     2

       Consolidated Statements of Operations and Comprehensive
          Income (Loss) for the Nine Months and Three Months
          Ended March 31, 1999 and 1998 (unaudited) and for the
          Period June 10, 1988 (Date of Formation) through
          March 31, 1999 ..............................................   3 - 5

       Consolidated Statements of Stockholders'
          Equity (Deficiency) for the Period June 10,
          1988 (Date of Formation) through March
          31, 1999 (unaudited) ........................................   6 - 11

       Consolidated Statements of Cash Flows for the Nine Months
          Ended March 31, 1999 and 1998 (unaudited) and for the
          Period June 10, 1988 (Date of Formation) through
          March 31, 1999 ..............................................  12 - 13

       Notes to Financial Statements (unaudited) ......................  14 - 17

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............  17 - 24


PART II OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS ...........................................    25

  ITEM 6. EXHIBITS AND REPORT ON FORM 8-K .............................    25

SIGNATURES ............................................................    26

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.It is suggested that the following consolidated financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Registration Statement on Form 10-KSB for the year ended June 30, 1998.

     The results of operations for the nine months ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      March 31,       June 30,
                                                        1999            1998
                                                     ----------     ------------
                                                            (Unaudited)
Current Assets:
   Cash ..........................................   $    84,171    $    55,929
   Marketable securities .........................       473,041      2,295,253
   Inventory .....................................     1,017,632           --
   Due from licensees ............................       400,000        726,900
   Prepaid expenses ..............................       165,325         23,517
                                                     -----------    -----------
      Total Current Assets .......................     2,140,169      3,101,599
                                                     -----------    -----------

Property and equipment - net .....................     1,875,761        822,043
Marketable securities - non-current ..............          --          901,520
Other assets - net ...............................       319,825        383,275
                                                     -----------    -----------
   TOTAL ASSETS ..................................   $ 4,335,755    $ 5,208,437
                                                     ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
   Short-term debt ...............................   $   300,000    $   100,000
   Current portion - deferred income .............          --          752,500
   Note payable to officer .......................       871,493        621,993
   Accounts payable ..............................     1,233,764        266,869
   Accrued interest ..............................       154,960        110,470
   Accrued salaries ..............................     1,036,119        841,119
   Accrued expenses ..............................        74,013         65,785
                                                     -----------    -----------
      Total Current Liabilities ..................     3,670,349      2,758,736
                                                     -----------    -----------

Long-term debt ...................................     1,738,006        888,006
                                                     -----------    -----------
   Total Liabilities .............................     5,408,355      3,646,742
                                                     -----------    -----------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
   Preferred stock, par value $.001
      per share - authorized 5,000,000
      shares; none issued ........................          --             --
   Common stock, par value $.001 per
      share - authorized 45,000,000;
      outstanding 18,070,200 and 17,220,200 ......        18,070         17,220
   Additional paid-in-capital ....................     3,287,285      2,993,206
   Unrealized gain (loss) on marketable
      securities .................................      (102,116)     2,621,616
   Deficit accumulated during develop-
      ment stage .................................    (4,275,839)    (4,070,347)
                                                     -----------    -----------
      Total Stockholders' Equity (Deficiency) ....    (1,072,600)     1,561,695
                                                     -----------    -----------
      TOTAL LIABILITIES AND STOCK-
      HOLDERS' EQUITY (DEFICIENCY) ...............   $ 4,355,755    $ 5,208,437
                                                     ===========    ===========


                 See notes to consolidated financial statements.


                                            SCANTEK MEDICAL INC. AND SUBSIDIARY
                                               (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                        (Unaudited)


                                                                                                          For the Period
                                             Nine Months Ended                Three Months Ended           June 10, 1988
                                                 March 31,                         March 31,            (Date of Formation)
                                      -----------------------------      -----------------------------        Through
                                          1999             1998              1999             1998         March 31, 1999
                                      -----------       -----------      -----------       -----------     --------------
Revenues:
   Net sales .....................    $   127,775       $      --        $      --         $      --         $   127,775
   License fees ..................      1,127,500         1,901,582          375,000         1,901,582         2,929,082
                                      -----------       -----------      -----------       -----------       -----------
        Total Revenues ...........      1,255,275         1,901,582          375,000         1,901,582         3,056,857
                                      -----------       -----------      -----------       -----------       -----------

Costs and Expenses:
   Cost of sales .................        101,363              --              3,554              --             101,363
   General and adminis-
     trative expenses ............        701,530           599,212          308,926           264,484         4,141,205
   Amortization and
     Depreciation ................        199,968            59,690           88,688            20,613           906,211
   Research and
     Development .................        290,689           261,587           73,673           112,277         1,861,469
   Interest expense ..............        167,366           138,966           77,748            46,897           830,320
                                      -----------       -----------      -----------       -----------       -----------
        Total Costs and
        Expenses .................      1,460,916         1,059,455          552,589           444,271         7,840,568
                                      -----------       -----------      -----------       -----------       -----------
Net Operating
   Earnings(Loss) ................       (205,641)          842,127         (177,589)        1,457,311        (4,783,711)
                                      -----------       -----------      -----------       -----------       -----------


                                                                                                              (continued)
                                      See notes to consolidated financial statements.


                                            SCANTEK MEDICAL INC. AND SUBSIDIARY
                                               (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (continued)
                                                        (Unaudited)


                                                                                                          For the Period
                                             Nine Months Ended                Three Months Ended           June 10, 1988
                                                 March 31,                         March 31,            (Date of Formation)
                                      -----------------------------      -----------------------------        Through
                                          1999             1998              1999             1998         March 31, 1999
                                      -----------       -----------      -----------       -----------     --------------
Other income:
   Interest and
     Dividends ...................    $       149       $    18,768      $        14       $     2,075       $    51,368
   Consulting ....................           --                --               --                --              15,000
   Gain on sale of
     marketable
     securities ..................           --                --               --                --             414,604
   Miscellaneous .................           --               3,185             --              (2,604)           26,900
                                      -----------       -----------      -----------       -----------       -----------
        Total Other
         Income (loss) ...........            149            21,953               14              (529)          507,872
                                      -----------       -----------      -----------       -----------       -----------
Net Earnings (Loss) ..............    $  (205,492)      $   864,080      $  (177,575)      $ 1,456,782       $(4,275,839)
                                      ===========       ===========      ===========       ===========       ===========

Earnings (Loss) per common
   share - basic .................    $      (.01)      $       .05      $      (.01)      $       .08
                                      ===========       ===========      ===========       ===========
Earnings (Loss) per common
   share - diluted ...............    $      (.01)      $       .05      $      (.01)      $       .08
                                      ===========       ===========      ===========       ===========
Weighted average number
   of common shares
   outstanding - basic ...........     17,566,035        17,220,200       17,406,659        17,220,200
                                      ===========       ===========      ===========       ===========
Weighted average number
   of common shares
   outstanding - diluted .........     17,668,829        17,322,994       17,406,659        17,245,898
                                      ===========       ===========      ===========       ===========


                                      See notes to consolidated financial statements.


                                            SCANTEK MEDICAL INC. AND SUBSIDIARY
                                               (DEVELOPMENT STAGE COMPANIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (continued)
                                                        (Unaudited)


                                                                                                          For the Period
                                             Nine Months Ended                Three Months Ended           June 10, 1988
                                                 March 31,                         March 31,            (Date of Formation)
                                      -----------------------------      -----------------------------        Through
                                          1999             1998              1999             1998         March 31, 1999
                                      -----------       -----------      -----------       -----------     --------------


Net earnings (loss) ..............    $  (205,492)      $  864,080       $(177,575)        $ 1,456,782       $(4,275,839)

Other comprehensive income
  (expense), net of income
  taxes:
    Unrealized gain (loss)
      on marketable
      securities .................     (2,723,732)       1,311,655        (168,727)         (1,648,721)         (102,116)
                                      -----------       -----------      -----------       -----------     --------------
Comprehensive
  income (loss) ..................    $(2,929,224)      $2,175,735       $(346,292)        $  (191,939)      $(4,377,955)
                                      ===========       ==========       =========         ===========       ===========


                          See notes to consolidated financial statements.

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Deficit)
                                                            (Unaudited)

                                                                                                         (Deficit)
                                                                                          Unrealized    Accumulated
                                    Common Stock         Treasury Stock     Additional    Gain (loss)     During the
                                ------------------      -----------------     Paid-In    on Marketable   Development
                                Shares      Amount      Shares     Amount     Capital     Securities        Stage            Total
                                ------      ------      ------     ------   ----------   -------------  ------------        --------
Original
  Capitalization:
     Sale of stock ($.023
        per share)             2,000,000    $2,000          --      $ --      $44,094        $ --       $        --         $46,094
     Issuance of
        options for
        services ren-
        dered (valued
        at .10 per share)                                                       5,000                                          5,000
     Net (loss)
        June 10, 1988
        (Date of For-
        mation) through
        June 30, 1991                                                                                       (18,751)        (18,751)
                              ----------   -------        ----      ----   ----------  ----------       -----------     -----------
     Balance June 30,
        1991                   2,000,000    $2,000          --      $ --      $49,094        $ --           (18,751)         32,343

 .7 for 1 reverse
   stock split                  (600,000)     (600)                               600                                             --
Donated stock to
   treasury                                            500,000        --                                         --
Issuance of
   stock to acquire
   subsidiary ($.006
   per share)                  7,100,000     7,100          --                 92,900                                       100,000
Sale of treasury
   stock ($2.50 per
   share)                                              (18,000)                45,000                                        45,000
Treasury stock ex-
   changed for
   services rendered
   (valued at $.023
   per share)                                         (433,000)                10,000                                        10,000
Net (loss), June
   30, 1992                                                                                                (485,314)       (485,314)
                              ----------   -------        ----      ----   ----------  ----------       -----------     -----------
Balance, June 30,
   1992                        8,500,000    $8,500      49,000        --      197,594          --          (504,065)       (297,971)


                                           See notes to consolidated financial statements

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Deficit) (Continued)
                                                            (Unaudited)

                                                                                                         (Deficit)
                                                                                          Unrealized    Accumulated
                                    Common Stock         Treasury Stock     Additional    Gain (loss)     During the
                                ------------------      -----------------     Paid-In    on Marketable   Development
                                Shares      Amount      Shares     Amount     Capital     Securities        Stage            Total
                                ------      ------      ------     ------   ----------   -------------  ------------        --------
Treasury stock
   exchanged for
   services rendered
   (valued at $0.125
   per share)                                          (49,000)                 6,125                                         6,125
Issuance of stock
   for professional
   services rendered
   (valued at $.25 to
   $.50 per share)             1,450,000     1,450                            411,050                                       412,500
Issuance of stock
   for contract
   release (valued at
   $1.00 per share)               35,000        35                             34,965                                        35,000
   Net (loss), June
     30, 1993                                                                                              (924,969)       (924,969)
                              ----------   -------        ----      ----   ----------  ----------       -----------     -----------
Balance, June 30,
   1993                        9,985,000     9,985          --        --      649,734          --        (1,429,034)       (769,315)

Issuance of call-
   able warrants for
   services rendered
   (valued at $.125
   per share)                                                                  15,625                                        15,625
Issuance of stock
   in connection
   with bridge loan
   financing (issued
   at $1.00 per
   share)                         37,200        37                             37,163                                        37,200
   Net (loss), June
     30, 1994                                                                                              (969,408)       (969,408)
                              ----------   -------        ----      ----   ----------  ----------       -----------     -----------
Balance, June 30,
   1994                       10,022,200    10,022          --        --      702,522          --        (2,398,442)     (1,685,898)


                                           See notes to consolidated financial statements

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Deficit) (Continued)
                                                            (Unaudited)
                                                                                                         (Deficit)
                                                                                          Unrealized    Accumulated
                                    Common Stock         Treasury Stock     Additional    Gain (loss)     During the
                                ------------------      -----------------     Paid-In    on Marketable   Development
                                Shares      Amount      Shares     Amount     Capital     Securities        Stage            Total
                                ------      ------      ------     ------   ----------   -------------  ------------        --------
Issuance of stock in
   in connection with
   bridge loan finan-
   cing (issued at
   $1.00 per share)               12,000        12                             11,988                                        12,000
Issuance of stock
   for services ren-
   dered (valued at
   $.125 per share)              621,250       621                             77,035      77,656
Net (loss), June
   30, 1995                                                                                                (736,267)       (736,267)
                              ----------   -------        ----      ----   ----------  ----------       -----------     -----------
Balance - June 30,
   1995                       10,655,450    10,655          --        --      791,545          --        (3,134,709)     (2,332,509)

Issuance of stock
   for accrued sal-
   aries (valued at
   $.10 per share)             4,550,000     4,550                            450,450                                       455,000
Notes payable con-
   versions to
   common stock
   (at $1.00 per
   share)                        151,084       151                            150,933                                       151,084
Issuance of stock
   for services ren-
   dered (at $.60
   per share)                    433,666       434                            273,232                                       273,666
Issuance of options
   for services ren-
   dered (at $.30
   per share)                                                                  45,000                                        45,000
Net unrealized gain
   on marketable
   securities                                                                             364,500                           364,500
Net (loss), June
   30, 1996                                                                                                (816,716)       (816,716)
                              ----------   -------        ----      ----   ----------  ----------       -----------     -----------
Balance - June 30,
   1996                       15,790,200    15,790          --        --    1,711,160     364,500        (3,951,425)     (1,859,975)


                                           See notes to consolidated financial statements

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Deficit) (Continued)
                                                            (Unaudited)
                                                                                                         (Deficit)
                                                                                          Unrealized    Accumulated
                                    Common Stock         Treasury Stock     Additional    Gain (loss)     During the
                                ------------------      -----------------     Paid-In    on Marketable   Development
                                Shares      Amount      Shares     Amount     Capital     Securities        Stage            Total
                                ------      ------      ------     ------   ----------   -------------  ------------        --------
Issuance of stock in
   connection with pri-
   vate placement
   offering (issued at
   $1.00 per share)            1,070,000     1,070                          1,068,930                                     1,070,000
Issuance of stock
   for professional
   services rendered
   (at $.167 to $1.00
   per share)                     72,500        73                             22,427                                        22,500
Issuance of stock in
   lieu of payment on
   equipment (at $1.00
   per share)                    100,000       100                             99,900                                        100,000
Stock options exer-
   cised ($.10 to
   $.375 per share)              170,000       170                             27,830                                        28,000
Issuance of stock
   for rent (at $2.01
   per share)                     17,500        17                             35,179                                        35,196
Net unrealized gain
   on marketable
   securities                                                                           5,202,115                         5,202,115
Net (loss) - June 30,
   1997                                                                                                    (773,723)       (773,723)
                              ----------   -------        ----      ----   ----------  ----------       -----------     -----------
Balance, June 30,
   1997                       17,220,200    17,220          --        --    2,965,426   5,566,615        (4,725,148)      3,824,113


                                     See notes to consolidated financial statements(Continued)

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Deficit) (Continued)
                                                            (Unaudited)
                                                                                                         (Deficit)
                                                                                          Unrealized    Accumulated
                                    Common Stock         Treasury Stock     Additional    Gain (loss)     During the
                                ------------------      -----------------     Paid-In    on Marketable   Development
                                Shares      Amount      Shares     Amount     Capital     Securities        Stage            Total
                                ------      ------      ------     ------   ----------   -------------  ------------        --------
Issuance of warrants
   for services ren-
   dered (at $.55 to
   $1.125 per share)                                                           27,780                                        27,780
Net unrealized (loss)
   on marketable
   securities                                                                          (2,944,999)                       (2,944,999)

Net earnings-
   June 30, 1998                                                                                            654,801         654,801
                              ----------   -------        ----      ----   ----------  ----------       -----------     -----------
Balance, June 30,
   1998                       17,220,200   $17,220          --      $ --   $2,993,206   2,621,616       $(4,070,347)    $ 1,561,695

Issuance of stock
   for salaries (at
   $.1875 per share)             350,000       350                             65,275                                        65,625
Sale of common stock
   (at $.3333 per share)         300,000       300                             99,700                                       100,000
Issuance of stock in
   connection with
   loan financing
   (at $.1875 per share)          75,000        75                             13,988                                        14,063

Issuance of warrants
   for services ren-
   dered (at $.1875 to
   $1.125 per share)                                                           44,929                                        44,929

Issuance of stock in
   connection with
   loan financing
   (at $.5625 per share)         125,000       125                             70,187                                        70,312


                                     See notes to consolidated financial statements(Continued)

                                                SCANTEK MEDICAL INC. AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Deficit) (Continued)
                                                            (Unaudited)

                                                                                                         (Deficit)
                                                                                          Unrealized    Accumulated
                                    Common Stock         Treasury Stock     Additional    Gain (loss)     During the
                                ------------------      -----------------     Paid-In    on Marketable   Development
                                Shares      Amount      Shares     Amount     Capital     Securities        Stage            Total
                                ------      ------      ------     ------   ----------   -------------  ------------        --------




Net unrealized (loss)
   on marketable
   securities                        --         --          --        --           --  (2,723,732)               --      (2,723,732)
Net loss -
   March 30, 1999                                                                                          (205,492)       ( 27,917)
                              ----------   -------        ----      ----   ----------  ----------       -----------     -----------
Balance,
   March 31, 1999             18,070,200   $18,070        $ --      $ --   $3,287,285  $ (102,116)      $(4,275,839)    $(1,072,600)
                              ==========   =======        ====      ====   ==========  ==========       ===========     ===========


                                          See notes to consolidated financial statements.

                            SCANTEK MEDICAL INC. AND SUBSIDIARY
                              (DEVELOPMENT STAGE COMPANIES)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                             For the Period
                                                                             June 10, 1988
                                                                               (Date of
                                              Nine Months Ended March 31,      Formation)
                                              --------------------------        through
                                                  1999           1998        March 31, 1999
                                              -----------     -----------    --------------
Cash flows from operating
  activities:
   Net earnings (loss) ...................    $  (205,492)    $   864,080     $(4,275,839)

Adjustments to reconcile net
   Earnings (loss) to net
   cash used in operating
   activities:
    Depreciation and amortization ........        199,967          59,690         906,209
    Net gain on sale of mar-
     ketable securities ..................           --            (3,185)       (414,604)
    Non-employee stock based
     Compensation ........................         84,375            --           929,949
    Non-cash officers compensation .......         65,625            --           522,875
    Other non-cash items .................         44,929          13,562         344,689
    Changes in operating
     assets and liabilities ..............       (356,480)     (1,493,728)        279,459
                                              -----------     -----------     -----------
Net Cash (Used in)
   Operating Activities ..................       (167,076)       (559,581)     (1,707,262)
                                              -----------     -----------     -----------
Cash flows from investing
   activities:
    Proceeds from sale of
     marketable securities ...............           --           209,967       1,191,313
    Purchases of patents .................           --              --           (76,069)
    Organization costs ...................           --              --          (199,672)
    Purchase and deposits
     of equipment ........................     (1,202,980)       (400,868)     (2,052,409)
    Purchase of marketable
     Securities ..........................           --          (303,487)       (777,534)
                                              -----------     -----------     -----------
Net Cash (Used in)
   Investing Activities ..................     (1,202,980)       (494,388)     (1,914,371)
                                              -----------     -----------     -----------
Cash flows from financing activities:
    Proceeds from borrowings .............      1,050,000         352,298       2,653,208
    Proceeds from officer loans ..........        249,500            --           873,493
    Repayment of officer loans ...........           --              --            (2,000)
    Repayment of notes ...................         (1,202)        (30,000)     (1,107,991)
    Proceeds from the sale of
     Options .............................           --              --            28,000
    Proceeds from sale of common
     and treasury stock ..................        100,000            --         1,261,094
                                              -----------     -----------     -----------
Net Cash Provided by
   Financing Activities ..................      1,398,298         322,298       3,705,804
                                              -----------     -----------     -----------

Net Increase (decrease) in Cash ..........         28,242        (731,671)         84,171

Cash - beginning of period ...............         55,929         918,393            --
                                              -----------     -----------     -----------

Cash - end of period .....................    $    84,171     $   186,722     $    84,171
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

                            SCANTEK MEDICAL INC. AND SUBSIDIARY
                              (DEVELOPMENT STAGE COMPANIES)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                             For the Period
                                                                             June 10, 1988
                                                                               (Date of
                                              Nine Months Ended March 31,      Formation)
                                              --------------------------        through
                                                  1999           1998        March 31, 1999
                                              -----------     -----------    --------------
Changes in Operating Assets
  and Liabilities Consist of:
   (Increase) in inventory ..............    $ (1,017,632)   $        --      $(1,017,632)
   Decrease in due from
   licensees ............................         401,900           75,000        100,000
   (Increase) decrease in
   prepaid expenses .....................        (141,808)          12,273       (165,325)
   (Increase) in marketable
    securities - non-current ............            --               --         (300,000)
   (Increase) in other assets ...........         (62,255)        (462,017)      (667,395)
   Increase in accounts
    payable and accrued
    expenses ............................       1,215,815          257,598      2,606,492
    (Decrease) in
     deferred income ....................        (752,500)      (1,376,582)      (276,582)
    (Decrease) in accrued
     franchise taxes ....................            --               --              (99)
                                             ------------    -------------    -----------
                                             $   (356,480)   $  (1,493,728)   $   279,459
                                             ============    =============    ===========
Supplementary information:
   Cash paid during the year for:
      Interest ..........................    $     94,668    $     135,724    $   544,555
                                             ============    =============    ===========
      Income taxes ......................    $      5,637    $        --      $     5,637
                                             ============    =============    ===========
Non-cash investing activities:
   Debt incurred for asset
    transfer agreement of
    patents .............................    $       --      $        --      $   600,000
                                             ============    =============    ===========
   Acquisition of subsidiary
    for common stock ....................    $       --      $        --      $   100,000
                                             ============    =============    ===========
   Acquisition of mar-
    ketable securities in
    connection with
    licensing agreement .................    $       --      $        --      $   276,582
                                             ============    =============    ===========
   Unrealized gain (loss)
    on marketable
    securities ..........................    $ (2,723,732)   $   1,311,655    $  (102,116)
                                             ============    =============    ===========
   Deposit on equipment
    for common stock ....................    $       --      $        --      $   100,000
                                             ============    =============    ===========
Non-Cash Financing Activities:
   Conversion of long-term
    debt to common stock ................    $       --      $        --      $   121,000
                                             ============    =============    ===========
Other Non-Cash Activities:
   Conversion of accounts
    payable and accrued
    expenses to common stock ............    $     84,375    $        --      $   985,177
                                             ============    =============    ===========
   Conversion of accounts
    payable to stock
    options .............................    $       --      $        --      $    50,000
                                             ============    =============    ===========
   Conversion of accounts
    payable to warrants .................    $     44,929    $      13,562    $    88,334
                                             ============    =============    ===========
   Conversion of accounts
    payable to treasury
    stock ...............................    $       --      $        --      $    16,125
                                             ============    =============    ===========
   Conversion of accrued
    officers' salaries to
    common stock ........................    $     65,625    $        --      $   522,875
                                             ============    =============    ===========


                     See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Planned principal operations of Scantek Medical Inc. (the "Company" or "Scantek") have commenced.The Company manufactured and distributed units of the BreastCare(TM) device to customers in Brazil, Uruguay, Argentina and Paraguay during the first and second quarters of its current fiscal year.The Company expects its manufacturing and distribution operations to be in full operation during the first quarter of fiscal year 2000.The Company's continued existence is dependent not only upon cash flow to be derived from operations during 1999 but upon its ability to obtain needed working capital through additional equity and/or debt financing.Management is actively seeking additional capital to ensure the continuation of its development and marketing activities as well as its manufacturing and distribution operations; accordingly, the Company is considered a development stage company.

     The consolidated balance sheet as of March 31, 1999, consolidated statements of operations and cash flows for the nine months ended March 31, 1999 and 1998, and for the period June 10, 1988 (Date of Formation) through March 31, 1999 have been prepared by the Company and are unaudited.In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.Certain items in the March 31, 1998 financial statements have been reclassified to conform to March 31, 1999 classifications.The information for June 30, 1998 was derived from audited financial statements.

     RECEIVABLE RECOGNITION -- Receivables due from licensees are recognized either upon the acceptance of the equipment by the licensee or upon the signing of the definitive agreement.

     LICENSE REVENUE RECOGNITION -- Revenues will be recognized in income when the licensees commence operations, since substantial performance is presumed to occur at that point.

2. HUMASCAN AGREEMENT/SETTLEMENT

     On March 15, 1999 pursuant to a Settlement Agreement ("Agreement") dated as of the 11th day of March, 1999 between Scantek and HumaScan, Inc. ("HumaScan"), Scantek regained the rights to market and sell its BreastCare(TM)/ BreastAlert(TM) in the United States and Canada.

     Pursuant to the Agreement, all licensing agreements between Scantek and HumaScan which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM) were terminated.Pursuant to the original and amended licensing agreements, HumaScan was indebted to Scantek for failure to pay license fees, royalties and other sums of money.In exchange for the cancellation of $750,000 of indebtedness due to it by Humascan and for the payment by Scantek to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/BreastAlert(TM).

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                         (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Scantek recognized $375,000 as license fee income in it's statement of operations for the period ended March 31, 1999 that was previously reversed during the year ended June 30, 1998 in accordance with the amended licensing agreement.Scantek recorded raw materials and finished goods in the amount of approximately $850,000, which represents the fair market value of the inventory received.Equipment with an initial acquisition cost of approximately $2.5 million has been recorded for approximately $200,000, which represents the cost the Company paid HumaScan as part of the Agreement.

3 (LOSS) PER SHARE

     Basic (loss) per common share is computed using the weighted average number of common shares outstanding during the period.Diluted (loss) per common share is computed using the weighted average number of common shares and common stock equivalent shares outstanding during the period.


4. MARKETABLE SECURITIES

                                          Estimated       Gross         Gross
                                             Fair       Unrealized    Unrealized
                                Cost         Value        Gains         Losses
                              --------    ----------    ----------    ----------
March 31, 1999:
  Marketable Securities
   -- Current
      Common stock ........   $275,157    $  473,041    $1,498,000    $1,695,884
  Marketable Securities
   -- Non-current
      Warrants ............   $300,000    $     --      $     --      $  300,000

June 30, 1998:
  Marketable Securities
   -- Current
      Common stock ........   $275,157    $2,295,253    $2,020,096    $     --
  Marketable Securities
   -- Non-current
      Warrants ............   $300,000    $  901,520    $  601,520    $     --


5.INVENTORIES

        Inventories consist of the following:

                                              March 31,          June 30,
                                                1999              1998
                                             ----------          --------
        Raw materials ...................    $  897,945           $  --
        Work-in-process .................         2,800              --
        Finished goods ..................       116,887              --
                                             ----------              --
                                             $1,017,632           $  --
                                             ==========           =====

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. EQUIPMENT

     Equipment consists of the following:

                                                      March 31,        June 30,
                                                        1999             1998
                                                     ----------       ----------
     Equipment ...............................       $2,014,545       $  101,565
     Furniture and fixtures ..................           27,489           27,489
     Deposit on equipment ....................             --            710,000
     Leasehold improvements ..................           16,525           16,525
                                                     ----------       ----------
                                                      2,058,559          855,579
     Less accumulated depreciation ...........          182,798           33,536
                                                     ----------       ----------

   Net Equipment .............................       $1,875,761       $  822,043
                                                     ==========       ==========

7. OTHER ASSETS

     Other assets consist of the following:

                                                      March 31,        June 30,
                                                        1999             1998
                                                     ----------       ----------
     Patent costs ............................       $  676,069       $  676,069
     Long-term portion of amount
       due from licensees ....................             --             75,000
     Security deposits .......................           13,125           13,125
     Other ...................................          154,370           92,114
                                                     ----------       ----------
                                                        843,564          856,308
     Less accumulated amortization ...........          523,739          473,033
                                                     ----------       ----------
     Other Assets -- Net .....................       $  319,825       $  383,275
                                                     ==========       ==========

8. INCOME TAXES

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred assets subject to a valuation allowance.At June 30, 1996, the Company established a valuation allowance equal to the full amount of the tax effect of the net operating loss carryforward. At March 31, 1999, the Company has provided no deferred taxes on the unrealized gain on marketable securities after off-setting the net operating loss carryforward, which offsets any gain.

9. NEW ACCOUNTING PRONOUNCEMENTS

     During June 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments for Enterprises and Related Information".This statement requires the disclosure of financial and descriptive information about reportable operating segments.Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.The Company has not yet completed its evaluation of this Statement.This Statement is effective for the Company's fiscal year end financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 13 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities".The Company is required to adopt the provisions of this Statement in the 2000 year-end financial statements.This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value.The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.The Company is in the process of evaluating this Statement and has not yet determined the future impact on the Company's consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                       % Increase (Decrease) from Prior Period

                                     Nine Months Ended      Three Months Ended
                                      March 31, 1999           March 31, 1999
                                     compared with 1998     Compared with 1998
                                     ------------------     ------------------
General and administrative
  expense ..........................         17.1%                 16.8%
Amortization and Depreciation ......        235.0                 330.3
Research and development ...........         11.1                 (34.4)
Interest expense ...................         20.4                  65.8
Net (loss) .........................        123.8                 112.2

NINE MONTHS 1999 VS. NINE MONTHS 1998 AND THREE MONTHS 1999
VS. THREE MONTHS 1998

     REVENUES

     Net sales increased to $127,775 during the nine months ended March 31, 1999 from $0 during the nine months ended March 31, 1998 as the Company commenced initial shipments of it Breast Care(TM) device during the first quarter of its current fiscal year.The Company expects its manufacturing and distribution operations to be in full operation during the third quarter of calendar 1999.

     License fee revenue decreased to $1,127,500 during the nine months ended March 31, 1999 from $1,901,582 during the nine months ended March 31, 1998 as the Company recognized the smaller license fees for Sandell and D-Lanz as compared to the license fee recognition of HumaScan during the nine months ended March 31, 1998.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     License fee revenue for the three months ended March 31, 1999 was $375,000 as the Company reversed the previously reduced license fee amount as per the settlement agreement with HumaScan dated March 11, 1999.License fee revenue was $1,901,582 for the three months ended March 31, 1998 as the Company recognized the deferred license fee from Humascan.


     COST OF SALES

     Cost of sales increased $101,363 and $3,554 during the nine months and three months ended March 31, 1999 from $0 during the nine months and three months ended March 31, 1998 primarily due to the initial shipments of its Breast Care(TM) device during the first quarter of its current fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 17.1% for the nine-month period ending March 31, 1999 as compared with the nine-month period ended March 31, 1998.This increase is primarily due to increases in consulting, travel and outside services mainly attributible to its South American operations offset in part by decreased legal fees.

     General and administration expenses increased 16.8% to $308,926 during the three months ended March 31, 1999 compared to $264,484 during the three months ended March 31, 1998 for principally the same reasons set forth in the nine-month analysis.

     AMORTIZATION AND DEPRECIATION EXPENSE

     Amortization and depreciation expense was $199,968 for the nine months ended March 31, 1999 as compared to $59,690 for the nine months ended March 31, 1998. The 235.0% increase was attributable to increases in depreciation expense on production equipment purchased for $1,850,680 and put into service.

     Amortization and depreciation expense was $88,688 for the three months ended March 31, 1999 compared to $20,613 for the three months ended March 31, 1998.The 330.3% increase was attributable for the same reasons set forth in the nine months analysis.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expense increased 11.1% to $290,689 during the nine months ended March 31, 1999 from $261,587 during the nine months ended March 31, 1998.The increase is primarily attributable to stock based bonuses given to two of the officers for deferring salaries so the Company could use these funds as working capital.

     Research and development expense increased 34.4% to $73,673 during the three-month period ended March 31, 1999 from $112,277 during the three months ended March 31, 1998 due to approximately $30,000 worth of samples sent to South America during the three months ended March 31, 1998 for research and development.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

     INTEREST EXPENSE

     Interest expense was $167,366 for the nine months ended March 31, 1999 compared to $138,966 for the nine months ended March 31, 1998.The 20.4% increase was attributable to the evaluation on the short-term debt margin loan offset, in part, by interest expense on increased short term loans and officer loans, coupled with imputed interest on stock issued in consideration for short term loans.

     Interest expense was $77,748 for the three months ended March 31, 1999 compared to $46,897 for the three months ended March 31, 1998.The 65.8% increase was attributable for the same reasons set forth in the nine month analysis.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for funds has increased from period to period as it has incurred expenses for among other things, research and development; applications for domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and attempts to raise the necessary capital for initial production.Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from Mr. Zsigmond Sagi ("Sagi"), the Company's President, Chief Executive Officer and major shareholder as well as other investors.The Company has entered into various license agreements that have raised additional funds and borrowed money against common stock received in connection with the license agreements.In addition, the Company's auditors' report for the year ended June 30, 1998 dated September 1, 1998, expressed an opinion as to the Company continuing as a going concern.

     During September 1998, the Company commenced the sale of its BreastCare(TM) device in Brazil, Uruguay and Paraguay through its South American licensee.In February, the Brazilian economy turned downward and with it the Brazilian currency lost fifty (50%) percent of its value.To stop the downslide, Brazil increased the import and value-added tax from twenty-one (21%) percent in December to seventy-four (74%) percent in February.Due to these factors, sales practically halted in Brazil, which represents about eighty (80%) percent of present revenue.The Company plans to move the production facility from Uruguay to Brazil.This will overcome the high taxation, eliminate the cost problem and will be able to restart sales.The Company expects to expand its distribution and be fully operational during the third quarter of calendar 1999.However, until that time, the Company needs financing to fund its current overhead and various capital requirements.As of March 31, 1999, the Company borrowed $1,050,000 from unaffiliated third parties, and in December 1998 the Company borrowed an additional $100,000 from a director of the Company.These loans are payable by the Company in mid 1999 through July 2000.In addition, Sagi advanced the Company an additional $237,000 during the first three quarters of its fiscal year.These loans will support the Company through the fiscal year, and the Company expects the cash flow from sales commencing in the latter part of 1999 to cover the operations of the Company providing the Company is successful in raising the initial capital.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products.The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM) in the international market.The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc will manufacture the production equipment needed for manufacturing of the BreastCare(TM) for the contract price of $1,850,680.The Company as of March 31, 1999, has advanced Zigmed Inc. payments of $815,500 and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price.The balance of $935,180 will be paid when the Company raises the additional capital.

     The Company has also executed a letter of intent with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and the manufacturing facility for an aggregate purchase price of $1,750,000.The acquisition is subject to the Company obtaining financing for the purchase of the Hungarian manufacturer.

     On March 15, 1999 pursuant to a Settlement Agreement ("Agreement") dated as of the 11th day of March, 1999 between Scantek and HumaScan, Inc. ("HumaScan"), Scantek regained the rights to market and sell its BreastCare(TM)/ BreastAlert(TM) in the United States and Canada.

     Pursuant to the Agreement, all licensing agreements between Scantek and HumaScan which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/ BreastAlert(TM) were terminated.Pursuant to the original and amended licensing agreements, HumaScan was indebted to Scantek for failure to pay license fees, royalties and other sums of money.In exchange for the cancellation of $750,000 of indebtedness due to it by Humascan and for the payment by Scantek to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/ BreastAlert(TM). Scantek recognized $375,000 as license fee income in it's statement of operations for the period ended March 31, 1999 that was previously reversed during the year ended June 30, 1998 in accordance with the amended licensing agreement.Scantek recorded raw materials and finished goods in the amount of approximately $850,000, which represents the fair market value of the inventory received.Equipment with an initial acquisition cost of approximately $2.5 million has been recorded for approximately $200,000, which represents the cost the Company paid HumaScan as part of the Agreement.

     In addition the Company received 150,000 shares of Humascan common stock as part of the Agreement.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

     The Company entered into an exclusive license agreement, dated September 22, 1997, and amended February 18, 1998, with Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguayan corporation ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the product in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay.Sandell is required to maintain operations in Uruguay's Free Trade Zone.The Sandell Agreement is for a term of fourteen
(14) years.Under the Sandell Agreement, Sandell is to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) percent of the outstanding shares of Sandell on a fully diluted basis.The cash portion of the fee is payable: (i) $100,000 upon execution of the Sandell Agreement, which was paid by Sandell on October 14, 1997; (ii) $200,000 forty-five (45) days after shipment of the first product in 1999, and (iii) $200,000 on or before January 30, 2000.Sandell is also required to make minimum purchases of the BreastCare(TM) as follows: (i) 20,000 units per month during the first six months of calendar 1999 (ii) 35,000 units per month during the balance of 1999,
(iii) 65,000 units during 2000, and (iv) 90,000 units per month during 2001 and thereafter during the term of the license.

     Due to the economic problems in Brazil and the economic slowdown in other countries in South America that ocurred as a result of the Brazilian economy, Sandell was forced to reorganize its operations.Working with Scantek, the minimum purchases of 20,000 units per month has been rescheduled to begin in August, 1999.The payment to Scantek that was due forty-five(45) days after the initial shipment of the product in 1999 has been mutually agreed to be extended to forty-five (45) days after the shipment of the product in August 1999.

     On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble, market and sell the BreastCare(TM) in Chile and Singapore and pay the Company a licensing fee of $250,000, all of which has been received.HTI was acquired by D-Lanz Development Group, Inc. ("D-Lanz") in November 1997.As part of the licensing agreement, the Company received 2,000,000 shares of D-Lanz common stock which is publicly traded on the Electronic Bulletin Board under the symbol DLNZ.Pursuant to the terms of the agreement, HTI agreed to pay the Company minimum royalties of $100,000 in 1999 with increasing royalties leveling out at a minimum of $400,000 in the year 2000 and thereafter.D-Lanz has signed a letter of intent for Sandell to distribute the BreastCare(TM) in Chile.


     The Company's success is dependent on raising sufficient capital to establish a production and assembly facility to manufacture the BreastCare(TM) for the international market.The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.The Company believes the BreastCare(TM) will be commercially accepted throughout the international market.

     As stated previously, the Company has financed its operations through private placements of its equity and debt securities and advances from the Company's President.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued

     In a 1994 private placement, the Company raised $246,000 through unsecured notes.Each noteholder received 2,000 shares of the Company's common stock as additional consideration for their ten (10%) percent promissory note.The promissory notes issued in connection with these bridge loans are due in full upon the completion of a public offering by the Company.In March 1995, the Company offered to convert the promissory notes into shares of the Company's common stock at a conversion price of $1.00 per share.$121,000 of the notes were converted including accrued interest of $30,084.As of December 31, 1997, all remaining notes have been paid.

     On June 30, 1996, the Company consolidated a $288,006 note, due June 30, 1996 and a $600,000 note, due August 20, 1996, into one note for $888,006 bearing simple interest at ten (10%) percent per year.The Company has renegotiated the note with the lenders as of March 31, 1998.The note is due September 30, 2000; all remaining notes have been paid.

     In July and August 1996, the Company completed two private placements of the Company's common stock, raising proceeds of $1,070,000.

     During May 1998, the Company was obligated on its short-term debt to repay approximately $900,000.The common stock of HumaScan owned by the Company pledged as collateral for the loan fell below $3.00 per share requiring the Company either to sell the HumaScan shares or use alternative means to liquidate the short-term debt.The Company sold marketable securities other than the HumaScan stock, sold approximately 120,000 shares of HumaScan stock, and the balance of the funds to liquidate the debt of approximately $317,000 was advanced by Sagi.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize.Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

OTHER MATTERS

   YEAR 2000

     BACKGROUND

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years.Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued

     The Company will rely heavily on computer technologies to operate its business.In 1998, the Company conducted an initial assessment of its information technology to determine which Year 2000 related problems might cause processing errors or computer system failures.The Company also did a complete analysis of its present computer system and its needs for the future.Based on the results of that analysis, the Company's executive management identified the Year 2000 problem as a top corporate priority and established an internal group to provide a solution.

     The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information.The cost of the project and the date on which the Company plans to complete its internal Year 2000 modifications are based on the Company's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors.However, there can be no guarantee that these estimates will be achieved, and actual results could differ.Moreover, although the Company believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

     In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers.Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999, would not have a material adverse effect on the Company.

     READINESS

     The Year 2000 project is intended to ensure that all critical systems, devices and applications, as well as data exchanged with customers, trade suppliers and other third parties have been evaluated and will be suitable for continued use into and beyond the Year 2000.

     The Company is a development stage company and expects to be fully operational in the latter part of 1999.All computers the Company operates now are compatible with the Year 2000.The Company expects to vastly upgrade its computer system as it becomes fully operational in 1999.

     Since early 1998, the Company has required Year 2000 compliance statements from all suppliers of the Company's computer hardware and commercial software.Regardless of the compliance statements, all third party hardware and software will also be subjected to testing to reconfirm the Year 2000 readiness.

                       SCANTEK MEDICAL INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued

     COST

     The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems, devices and applications and a complete upgrade of its computer system is approximately $250,000.The cost of the Year 2000 problem is not material but the extent of upgrading the computer system will absorb most of the cost.Year 2000 project costs are difficult to estimate accurately, and the projected cost could change due to unanticipated technological difficulties and Year 2000 readiness of third parties

     CONTINGENCY PLANS

     In the event that the efforts of the Company's Year 2000 project do not address all potential systems problems, the Company is currently developing business interruption contingency plans.The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems during the remediation and testing phases of its Year 2000 project and
(2) the status of third party Year 2000 readiness.Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

     RISKS

     The Company believes that completed and planned modifications and conversions of its critical systems, devices and applications will allow it to be Year 2000 compliant in a timely manner.There can be no assurances, however, that the Company's internal systems, devices and applications or those of third parties on which the Company relies will be Year 2000 compliant by year 2000 or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance.An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company.

     Certain statements in this report with respect to future expectations and plans may be regarded as "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21F of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995.Such statements including, but not limited to, statements with respect to future earnings, and all other forward-looking statements involve risks and uncertainties and are subject to change at any time. The Company's actual results could differ materially from such statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Item 3 of the Company's Form 10-KSB for the year ended June 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

            Exhibit 27.1 Financial Data Schedule.


     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated March 15,1999 describing (under Items 2 and 7) the acquisition of certain assets of HumaScan Inc ("HumaScan") for approximately $1,090,000.The purchase price consisted of $340,000 paid from cash on hand and $750,000 in exchange for the cancellation of indebtedness due by HumaScan to Scantek.HumaScan was indebted to Scantek for failure to pay license fees, royalties and other sums of money.

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


Dated: May 14, 1999