Form 10KSB
period 1999-06-30
SCANTEK MEDICAL INC
filed 1999-10-12
CIK 926229

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB


     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


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

                            YES  [X]    NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Aggregate market value of voting stock held by non-affiliates as of September 15, 1999 was approximately $3,752,862 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day).

     Number of shares of Common Stock outstanding as of September 15, 1999:
18,070,200.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                              SCANTEK MEDICAL INC.

                                     INDEX

Part I                                                                     Page
------                                                                     ----
    Item  1.  Business ...................................................    2

    Item  2.  Properties .................................................   23

    Item  3.  Legal Proceedings ..........................................   23

    Item  4.  Submission of Matters to Vote of Security Holders ..........   23


Part II
-------
    Item  5.  Market for Registrant's Common Equity and
                Related Stockholder Matters ..............................   23

    Item  6.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................   25

    Item  7.  Financial Statements .......................................   33

    Item  8.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ...................   34


Part III
--------
    Item  9.  Directors and Executive Officers; Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act ......................................   34

    Item 10.  Executive Compensation .....................................   37

    Item 11.  Security Ownership of Certain Beneficial
                Owners and Management ....................................   40

    Item 12.  Certain Relationships and Related Transactions .............   43


Part IV
--------

    Item 13.  Exhibits and Reports on Form 8-K ...........................   44

    Signatures ...........................................................   48

* Page F-1 follows page 33

                                  PART I

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's expectations, are forward-looking statements in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company's competitive factors; the ability of the terms satisfactory to the Company's competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements. These statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


ITEM 1. BUSINESS

GENERAL

     Scantek Medical, Inc. (OTC: BB, SKML) (the "Company"), a Delaware corporation, was organized under the name "Jenncor Acquisition Inc." on June 10, 1988, to obtain funding for prospective business opportunities available to publicly held entities. Until October 3, 1991, when the Company exchanged its shares with Scantek Digital Systems Inc. ("SDSI"), the Company's only business activities involved raising capital through a public offering pursuant to Regulation A of the Securities Act of 1933, as amended (the "Act"). Pursuant to the share exchange between the Company and SDSI, the then holder of several patents relating to a medical product known as the Breast Abnormality Indicator (the "BreastCare(TM)/BreastAlert(TM)"), SDSI became a wholly-owned subsidiary of the Company. The Company was formerly a developmental stage company and became fully operational in early 1999. Research and developmental expenses increased 6.4% to $339,337 for the year ended June 30, 1999 from $291,013 for the year ended June 30, 1998.

     The Company is headquartered in Denville, New Jersey, where it maintains approximately 13,000 square feet of manufacturing and administrative space. At this facility, the Company has two production lines in which to manufacture the

BreastCare(TM)/BreastAlert(TM). These production lines are capable of producing five million units per shift annually. The Company maintains a manufacturing and administrative staff and intends to add to its staff in key functional areas, pending funding of the Company and revenue from sales of the BreastCare(TM)/BreastAlert(TM) units.

     The Company is a high-tech medical company engaged in developing, manufacturing, selling and licensing of products and devices to assist in the early detection and diagnosis of disease. At the present time, the Company is focusing on manufacturing, selling and licensing the Company's first product, the BreastCare(TM)/BreastAlert(TM) Differential Temperature Sensor in response to the global demand for the early detection of breast disease, a major threat to women's health in developing as well as industrial countries. In today's health care environment, containment of medical care cost is a major priority. The Company has focused its business on easy to use low cost products and devices for its domestic and international markets which will have an impact on preventive health care and cost containment. The BreastCare(TM)/BreastAlert(TM) has United States Food and Drug Administration ("FDA") marketing clearance; the BreastCare(TM)/BreastAlert(TM) is to be used by physicians as an adjunct to clinical breast examination, mammography and other established procedures for the detection of breast disease. The BreastCare(TM)/BreastAlert(TM) is a single-use, non-invasive, easy to use and cost-effective test to alert the physician to the possibility of a physiological condition that may be thermally active cancer.

     The BreastCare(TM)/BreastAlert(TM) can detect cellular abnormalities as small as one-half centimeter in diameter as established through biopsy proven tumors. The Company believes that this technology upon which the BreastCare(TM)/BreastAlert(TM) is based will be useful in measuring certain other body disorders.

THE PRODUCT

     At present, the fear of breast cancer continues to escalate, comparatively because little is actually known with respect to managing breast cancer. It is estimated worldwide, that each year, over 300,000 women will die from breast cancer. In fact, according to the America Cancer Society, this grave disease has been identified to be the medical issue of highest priority for women's health. Moreover, it cannot be predicted who will develop this epidemic cancer; any woman at any age may develop breast cancer. Breast cancer is the second leading cause of death for women in the U.S., but the most common for women between the ages of 35 and

54. Worldwide, breast cancer ranked highest as the leading cause of cancer deaths for women. Early detection and diagnosis of breast cancer are important in the reduction of mortalities.

     In the United States, American women are afforded with a preventive health measure, mammography. In developing countries however, mammography is not readily available to women, even for those women who have the resources to pay for such. There is a void between manifestation of the breast cancer and detection due to unavailable screening systems. Failure to intervene during this period may significantly reduce the likelihood of survival because the cancer then metastasizes. The American Cancer Society, on Cancer Facts & Figures in 1999, reported that if cancer is localized at the time of diagnosis, there is a 97% chance of a 5 year survival rate, which has risen from 72% in 1940. Nevertheless, in spite of research and efforts to detect breast cancer in the early stages, the rate of mortality due to breast cancer in developing countries has consistently increased over the past four decades.

     Management believes that the BreastCare(TM)/BreastAlert(TM) will help to detect breast cancer in its early stages. Management believes that the BreastCare(TM)/BreastAlert(TM) will assist in the recognition of abnormal early cellular development by recording the heat differentiation of corresponding areas of the breast. The BreastCare(TM)/BreastAlert(TM) is not a definitive test for cancer (i.e., a biopsy, the removal and examination of, usually microscopic, tissue from the living body, performed to establish a precise diagnosis) but is a risk marker to identify and follow breast abnormalities by means of temperature conductivity integration when used adjunctly with clinical palpation and mammography.

     One of the important biological activities of malignant tumors is the increased rate of growth as compared to the surrounding or "host" tissue. The malignant propensities are directly related to the speed of cell division; this in turn is reflected by accelerated local metabolism which is adequately supported by increased blood and lymphatic vascularity. These biological alterations can be detected by measuring temperature differences in the tumor and its immediate environment, or by comparing to the same area of the opposite breast.

     The BreastCare(TM)/BreastAlert(TM) is designed to assist in the detection of pathology of the breast by recognizing "significant" heat differences in the underlying tissue of a particular area, by comparing corresponding (mirror-image) segments of one breast to the other. The cause of the hyperthermia cannot be determined by this test alone; therefore, the BreastCare(TM)/BreastAlert(TM) serves as an early warning signal to alert the doctor to the fact that there is evidence of a pathological process, one of which could be thermally active breast cancer, which should be further evaluated within a particular area of the breast.

     The BreastCare(TM)/BreastAlert(TM) is designed to complement, not replace, conventional breast abnormality screening methods and devices. It is intended for use by women of all ages. The BreastCare(TM)/BreastAlert(TM) is available for a routine, primary office care procedure used by physicians, gynecologists and other medical specialists as part of a breast disease monitoring program adjunctively with Breast Self Examination (BSE), Clinical Breast Examination
(CBE), (depending upon a patient's age, family history, and other factors) mammography and other established clinical procedures.

     The basis for the BreastCare(TM)/BreastAlert(TM) is based upon data going back a number of years which show that blood on the venous side of breast cancers is warmer than blood on the arterial side of the lesion. This indication of heat generation is presumably due to increased metabolic rate of neoplastic tissue, including more rapid cell division, angiogenesis, etc. However, heat is not specific to neoplasia and may for example be due to inflammation. The presence of asymmetrical patterns (one side is warmer than the other by 2 degrees Fahrenheit) is a sign that may be detected with the BreastCare(TM)/BreastAlert(TM).

     The BreastCare(TM)/BreastAlert(TM) consists of a pair of mirror- image, non-invasive, lightweight, disposable soft pads, each of which has three wafer-thin foil segments containing columns of heat sensitive chemical sensors that change color from blue to pink reflecting an 8.5 degree temperature range between 90 and 98.5 Fahrenheit. When placed against a woman's breast inside her brassiere for a period of 15 minutes, the BreastCare(TM)/BreastAlert(TM) registers the temperature variations due to heat conducted from within the breast tissue to the surface of the skin. The result will be digitally, not analogically, indicated by color changes for each temperature gradation. Significant temperature differences (2 degrees Fahrenheit or four bars) in the corresponding areas of the breast may indicate an abnormal unilateral thermal activity long before a lump is discovered by self-examination, clinical examination or other detection methods such as mammography, ultrasound, etc. Accordingly, by comparing the mirror-image temperature differences between the two breast registered by the BreastCare(TM)/BreastAlert(TM), a determination can be made as to whether a sufficient abnormality is present to warrant further site-specific testing by other diagnostic techniques, including, but not limited to mammography and/or biopsy. The BreastCare(TM)/BreastAlert(TM) test does not replace recommended guidelines for scheduled mammographic screening.

     The BreastCare(TM)/BreastAlert(TM) is a safe, non-invasive, economical and easy to use test. The BreastCare(TM)/BreastAlert(TM), which is disposable, can be administered and evaluated by health care providers after minimal instruction and a permanent record of results can be placed in the patient's files. Management believes that the utilization of the BreastCare(TM)/BreastAlert(TM) is cost effective and when used in combination with a mammographic work-up or at intervals of recommended screenings, will have an impact on breast cancer mortality and improve a woman's preventive health strategy.

SCIENTIFIC BASIS

     Infrared thermography for the evaluation of breast lesions was introduced in 1956, and systems employing thermosensitive liquid crystal films have generated renewed interest since 1978. Studies by Dr. Michael Gautherie, University of Strasbourg, France and others dating from 1970, have directly evaluated the heat of cancerous breast tissue compared with that of healthy breast tissue. These studies found that tumor temperature was always higher than the surrounding temperature and suggested that the increase in tumor heat resulted from an increased metabolism. Furthermore, two other phenomena were found to occur: (i) tumor heat was found to be transported within the surrounding breast tissue (principally by blood convection through the veins) resulting in local or diffuse increases in skin temperature and (ii) vascular changes were observed in the tumor area and further in the subcutaneous breast tissues. In short, both hyperthermia and hypervascularization were found to have occurred in the tumor and at its periphery, in comparison to the temperature and blood flow of healthy tissue in the contralateral breast. Further research by Dr. Gautherie and others has demonstrated an unequivocal relationship between the metabolic heat production of cancer tissue and the doubling time of tumor volume: the faster the tumor grows the more heat it generates.

     The BreastCare(TM)/BreastAlert(TM) measures underlying breast tissue temperature and not skin surface temperature by retaining emitted heat when the BreastCare(TM)/BreastAlert(TM) is placed against the breast. It differs from preexisting infrared and liquid crystal thermography techniques which allow the heat to escape or radiate during measurement. The BreastCare(TM)/BreastAlert(TM) takes into consideration that the average temperature patterns of a healthy woman's breast are closely symmetrical. This method detects abnormalities by comparing the temperature differences in the corresponding mirror image areas of a woman's breast.

     Recently, the scientific foundation for the BreastCare(TM)/BreastAlert(TM) effectiveness has been considerably strengthened. Comprehensive research has established in detail the mechanisms by which malignancies radically alter the host tissue environment, notably through two quantitatively measurable processes: (i) A tumor significantly elevates overall rates of metabolic activity and (ii) A tumor greatly intensifies capillary vascularization in host tissues. In particular, this latter process of angiogenesis was a very critical finding because it is the probable mechanism by which cancers with an enhanced mestastic potential prepare to invade the host. These are only two of a number of measurable host alterations and each is associated with asymmetric heat distribution.

SUMMARY CLINICAL TESTING HISTORY

     Development and clinical trials of the BreastCare(TM)/BreastAlert(TM) were completed between 1980 and 1984. This testing showed that the BreastCare(TM)/BreastAlert(TM) is capable of detecting lesions in the breast earlier than through clinical examination by sensing metabolic changes in the breast. Biopsy and screening clinical trials were conducted at well-established U.S. institutions to assess and validate BreastCare(TM)/BreastAlert(TM) usefulness in detecting breast cancer at Memorial Sloan-Kettering Hospital in New York, at M.D. Anderson Memorial Hospital in Houston, at Brotman Memorial Hospital at UCLA, and at Guttman Breast Diagnostic Institute in New York. The BreastCare(TM)/BreastAlert(TM) was found to be accurate in terms of the documented sensitivity of the BreastCare(TM)/BreastAlert(TM) (true positive for cancer) and specificity (true negatives - no cancer detectable by accepted medical methods) in relation to the biopsy (the "Gold Standard" diagnostic procedure), clinical breast examination and mammography.

     BreastCare(TM)/BreastAlert(TM) Test Results vs. Biopsy Findings: In the first study in 1984, the BreastCare(TM)/BreastAlert(TM) was the focus of a clinical trial involving 179 women who underwent a biopsy. This multi-center study was conducted at three prestigious cancer institutions: M.D. Anderson Hospital and Tumor Institute, Memorial Sloan-Kettering Hospital, and Brotman Memorial Hospital. The BreastCare(TM)/BreastAlert(TM) tested positive for the suspicion of cancer in 93 of the 112 women who were diagnosed with cancer, for an overall sensitivity index of 83.0% and was notably stronger in detecting unilateral cancers - a sensitivity index of 88.1% (that is, 74 of the 84 unilateral cancers diagnosed). The frequency of false negatives was higher among patients who underwent biopsies of both breast (less than 3% of breast cancers are believed to be bilateral generally).

     The biopsy results were subjected to a breakdown by the size of the cancer detected and the patient's age. The threshold tumor size detectable with the BreastCare(TM)/BreastAlert(TM) is five millimeters and up, an early-stage cancer; out of a total of eight cancers under 1.0 centimeters which were diagnosed during the screening study, seven tested positive using the BreastCare(TM)/BreastAlert(TM). It appears that the BreastCare(TM)/BreastAlert(TM) has the proven ability to detect small, early-stage cancers which are most likely to be associated with favorable treatment outcomes. Moreover, a breakdown of the BreastCare(TM)/BreastAlert(TM) results by age suggests an especially high efficacy in detecting suspicious abnormalities in younger women. This is noteworthy because a pre-screening method is critically needed for women under 50 who have not been urged or who have chosen not to seek a mammogram on an annual basis, since fast-growing, potentially aggressive cancers are associated with the women in this age distribution. The BreastCare(TM)/BreastAlert(TM) will be used adjunctively with palpation and mammography.

BreastCare(TM)/BreastAlert(TM) Test Results vs. Clinical Findings vs. Mammography and Physical Examination: In the second clinical trial study in 1984, the BreastCare(TM)/BreastAlert(TM) was studied prospectively in 2,805 asymptomatic women for the test's ability to detect abnormalities suspicious of breast cancer. Specifically, the BreastCare(TM)/BreastAlert(TM) data was compared to the mammographic and clinical findings, as well as to a limited number of cytological findings. Of the 2,805 women screened, 99 were recommended for a biopsy based on the suspicion of cancer in 86 of the 99 women (a sensitivity index of 86.9%). Fifty-nine biopsies were subsequently performed and 13 of the 15 cancers diagnosed were positive for the BreastCare(TM)/BreastAlert(TM) test (a sensitivity index of 86.7% against biopsy). Of the 2,706 women who had no suspicion of cancer based on mammogram and/or clinical examinations, 2,340 had negative BreastCare(TM)/BreastAlert(TM) results (a specificity index of 86.5%).

     The BreastCare(TM)/BreastAlert(TM) is accurate, both in terms of sensitivity and specificity. Notably, the very low false positive rate (true negatives with a positive BreastCare(TM)/BreastAlert(TM) test) of 13.5%*BreastCare(TM)/BreastAlert(TM) for the initial screening trial actually assumes two additional circumstances: (1) that no mammographically undetectable cancers occurred; and (2) that the rate of subsequent cancers within this so-called false positive group is not statistically higher than that of the population of women as a whole. A lower true false positive rate for the BreastCare(TM)/BreastAlert(TM) can be assumed if abnormal thermal distribution is a risk marker for future disease incidences, as had frequently been suggested. In fact, several publications have documented a positive predictive value for thermographically based tests to detect future cancers. The screening study demonstrated reliability approaching that of mammography and significantly greater than distantly related thermographic techniques.

     In conclusion, these studies have demonstrated the following with respect to use of the BreastCare(TM)/BreastAlert(TM): (i) the BreastCare(TM)/BreastAlert(TM) measures differences in temperature between corresponding areas of the left and right breasts, (ii) the BreastCare(TM)/BreastAlert(TM) is a safe device; no adverse reactions were observed, (iii) minimal variances were found due to clinical influences of hormones, (iv) a positive test result was found to be a strong indication that a breast abnormality exists which warrants further examination by a physician with respect to the possibility of breast cancer; and (v) it is advisable to confirm a positive test result with a repeat test. The best results were achieved upon arising in the morning, a time which is characterized by low body temperature in normal tissue (a positive result was confirmed with a retest). Although a negative test result was found to indicate a greatly reduced likelihood of cancer, it does not mean that the woman is free of breast abnormalities, including cancer. The BreastCare(TM)/BreastAlert(TM) may fail to detect the very slow growing (cold) tumors which have a relatively low rate of metabolic activity. In a study of 200 asymptomatic women, comparison of two successive tests indicated that 12 of 178 negative scores (7%) shifted to a positive level in the second test.

------------

     In the screening study of 2,805 women at the Guttman Breast Diagnostic Institute, the observed 13.5% "false positive" index of the BreastCare(TM)/BreastAlert(TM) test on 366 women did not correlate with the Guttman clinical staff conclusion on any breast abnormality indicating the positive of cancer. The observed 13.5% "false positive" index does not mean that the BreastCare(TM)/BreastAlert(TM) yielded a positive reading in 13.5% of the women with no abnormalities of the breast. The clinical staff screens for conditions that warrant investigation regarding the possibility of breast cancer. Thus, breast abnormalities that produce elevation of temperature in one breast may result in a positive BreastCare(TM)/BreastAlert(TM) score, but may be classified as nonmalignant by the clinical staff. Furthermore, because the thermal signal will often proceed the tentative confirmation by imaging or clinical findings by trained physicians, a number of women classified as "false positive" could have cancer and would be confirmed by biopsy at a later time. Various follow-up studies using other thermology technologies have shown this to be true and unofficial 1-year follow-ups by Sloan Kettering of the false positive results were proven to be fast growing fatal cancers. The 2,805 women in the Guttman study may not be considered representative of the general population since many symptomatic women were referred to this center by other concerned physicians (In a separate home study test of 200 asymptomatic women, only 5.5% had false positive).

ADDITIONAL CLINICAL STUDIES

     An ongoing study of 250 women with protocol designed to compare the BreastCare(TM)/BreastAlert(TM) by the European Institute of Oncology, has already yielded promising results vs clinical examination, mammography and biopsy, if performed. This study is under the supervision of Dr. Virgilio Sacchini, a renowned surgical oncologist. The results of the study will be submitted for publication.

     On June 11, 1999, at the International Mastology Meeting in Sao Paulo, Brazil, Dr. Alfred Barros, surgical oncologist and president of the Brazilian Society of Mastology, and Dr. Carlos Menke, gynecologist, professor of the University of Rio Grande Do Sul and Mastologist of the Clinical Center of Porto Alegre, presented the results of the Brazilian multi center clinical study of the Company's BreastCare(TM)/BreastAlert(TM) device. The clinical study was conducted by physician members of the Brazilian Society of Mastology using a uniform protocol to examine the capabilities of the BreastCare(TM)/BreastAlert(TM) with a screening method and diagnostic validation of cases suspicious of cancer. The BreastCare(TM)/BreastAlert(TM) was compared with corresponding mammographic (909 cases) and /or biopsy (151) results. The results were analyzed and evaluated by Dr. Alvaro Ronco, the head of Cancer Epidemiology at Pronacam (National Breast Cancer Program, Ministry of Public Health of Uruguay) and a member of the New York Academy of Sciences and of the Society for Epidemiological Research in Baltimore as follows: (i) If clinical breast examination is normal or doubtful (absence of suspicion of cancer) and the BreastCare(TM)/BreastAlert(TM) test is negative, the probability of absence of cancer confirmed by biopsy is around 95%; (ii) if clinical breast examination is suspicious of cancer and the BreastCare(TM)/BreastAlert(TM) is positive, the probability of having cancer is about 98%; and (iii) the performance of the BreastCare(TM)/BreastAlert(TM) is slightly better in women under 50 years old, who are mainly pre menopausal.

     The Company anticipates that such studies, as well as future studies, will play a vital role for future screening projects in hospital and clinical settings.

REGIONAL REPORT: SOUTH AMERICA

     The Company has focused a substantial portion of its resources in South America. The Company's efforts, though not well funded, have provided an important proving ground for the Company's operating model, which consists of
(i) regionalized production and assembly, supported by local marketing partners;
(ii) the support of opinion leaders, medical societies and mastologists; (iii) public and medical awareness of the advantages of the BreastCare(TM)/BreastAlert(TM) screening; and (iv) organized forums and training for doctors by region. The Company intends to deploy this model in other regions throughout the world. A summary of the Company's efforts in South America are as follows:

     In January, 1998, the Company organized a wholly-owned subsidiary, Scantek Medical S.A., Inc., a Uruguayan company, to distribute the BreastCare(TM)/BreastAlert(TM) in South America.

     The Company entered into an exclusive license agreement (the "License Agreement"), dated September 22, 1997 and amended February 18, 1998, with Sandell Corp. S.A. ("Sandell"), a Uruguayan corporation, whereby the Company granted Sandell an exclusive license to market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. As of June 30, 1999, upon mutual consent of both parties, the Company terminated the License Agreement with Sandell. In connection with the termination of the License Agreement, the Company wrote off the balance of the $400,000 license fee due the Company and approximately $103,000, which represented its investment in Sandell. Certain of Sandell's key employees have joined Scantek Medical, S.A., Inc., and continue to play a major role of the Company's South American marketing and sales. The Company has commenced to manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) throughout South America through its subsidiaries.

     On July 19, 1999, the Company, through its Brazilian subsidiary, Scantek Medical do Brasil LTDA, executed a Letter of Intent with Contrutora CEC, LTDA ("CEC") and EPIC-Empress de Participacao, Investimento e Consultoria S/C LTDA ("EPIC") to create a joint venture with exclusive right to import, manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil. CEC and EPIC are controlled 100% by the family members of the Campos Group, a multimillion dollar Brazilian conglomerate with interests in hospital construction and management, civil construction, construction management, warehouse and logistics, and import and export trading. Management of the Company believes that the joint venture with CEC and EPIC will have a major role in the upcoming Brazilian screening programs and anticipates capturing 50% of the market share within five years. This Letter of Intent is subject to a definitive agreement which is still in negotiations between the parties.

     Currently, the Company through its wholly owned subsidiary, Scantek Medical, S.A., Inc., has established an assembly facility in the Free Trade Zone, within the city of Montevideo, Uruguay. This 2,000 square foot facility, which receives product components from the Company's U.S. manufacturing facility, employs nine product assemblers, and has the capacity to assemble up to 2850 BreastCare(TM)/BreastAlert(TM) units per day. Products assembled by the Company's subsidiary supply the entire product to customers in South America. The Company is currently in the process of relocating this production facility from Uruguay to Brazil. This will eliminate the high value added tax and thus allow the Company to initiate sales.

     The Company is in advanced negotiations with the states of Brasilia, Sao Paulo and Bahia to provide for statewide breast cancer screening programs. The total BreastCare(TM)/BreastAlert(TM) units under consideration for these programs is 200,000, which the Company anticipates will commence in the fourth calendar quarter of 1999. The statewide programs are pilots, and if successful, may lead to a larger screening program. The combined female population of these regions is 25 million.

REGIONAL REPORT: CHILE AND SINGAPORE

     On August 15, 1996, the Company entered into a license agreement, which was later amended on April 29 1997, with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble, market and sell the BreastCare(TM)/BreastAlert(TM) in Chile and Singapore, and pay the Company an initial licensing fee of $250,000, which has been paid. In November, 1997, HTI was acquired by D-Lanz Development Group, Inc. ("D-Lanz"). As part of the licensing agreement, the Company received 2,000,000 shares of D-Lanz common stock which is publicly traded on the Electronic Bulletin Board under the symbol DLNZ. In June, 1999, the Company agreed to extend the due date for D-Lanz's first minimum royalty payment of $80,000 until December 31, 1999. Pursuant to the terms of the licensing agreement, D-Lanz is obligated to pay the Company minimum royalties of $200,000 in the calendar year 2000 with increasing royalties leveling out at a minimum of $300,000 in the calendar year 2001, $400,000 in the year 2002 and thereafter. All royalties are paid based on a percentage net sales of the BreastCare(TM)/BreastAlert(TM). Presently, no revenues have been derived pursuant to the license agreement with D-Lanz.

REGIONAL REPORT:  EUROPE

     Management of the Company is working to replicate the model it has established in South America, in Europe as well. The Company, although progressing in Europe, is not as advanced as the Company's South American business due to the limited availability of human and financial resources.

     Management believes that the Company has been successful in gaining the support of the medical field in Europe, identifying regional manufacturing capacity and has identified with local marketing partners, as discussed in further detail below.

     The Company entered into a letter of understanding with Grupo Grifols, a publicly held medical products manufacturer and distributor, headquartered in Barcelona, Spain. Grupo Grifols has approximately $600 million in sales. Pursuant to this letter of understanding, the Company intends to grant to Grupo Grifols the exclusive right to sell the BreastCare(TM)/BreastAlert(TM) to the public and private markets of Portugal and Spain. Grupo Grifols has agreed to purchase the BreastCare(TM)/BreastAlert(TM) from the Company at a price of approximately $10.00 (U.S. dollars) per unit. No final agreement has been executed with respect this arrangement between the Company and Grupo Grifols.

     On July 29, 1999, the Company granted an exclusive license to Nugard Healthcare Ltd. ("Nugard"), an Irish Company, to market and distribute the BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to this License Agreement, Nugard will pay a non-refundable licensing fee of $350,000 in various stages, of which $45,000 was received as of September 10, 1999, and the Company received common shares equivalent to fifteen (15%) percent of Nugard's total outstanding common shares. In accordance with the agreement, Nugard is required to purchase a minimum of 5,000 units per month, to commence September, 1999. The purchase price will range from $10 to $15 per unit based upon shipment of the BreastCare(TM)/BreastAlert(TM) to the government or private physicians.

     The Company executed a letter of intent on August 20, 1997 with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and the manufacturing facility for an aggregate purchase price of $1,750,000. It is the Company's intention to use this facility as a production center for the BreastCare(TM) device for Eastern and Western Europe. The acquisition is subject to the Company obtaining financing for the purchase of the Hungarian manufacturer.

     Through the efforts of the Company, the European Institute of Oncology, located in Milan, Italy, is now performing clinical studies on the BreastCare(TM)/BreastAlert(TM). The study, which involves 250 women, began in January, 1999 under the supervision of Dr. Virgilio Sacchini, a world renowned surgical oncologist. Upon completion of the study, Dr. Sacchini will submit the study for publication in Breast and Cancer journals.

     In order to sell medical devices to the new European Community, a Certification Europe ("CE") is required, which is based primarily upon documentation of a compliant Quality Control System. In August, 1999 the Company received a CE for the BreastCare(TM)/BreastAlert(TM).

REGIONAL REPORT:  UNITED STATES

     The Company's goals in North America for the immediate future are to review and reorganize marketing and sales, utilizing the Company's experience and approach as in South America. However, in order to accomplish this, additional funding will be needed to implement a new marketing and sales strategy in order to re-launch the BreastCare(TM)/BreastAlert(TM), which it anticipates will begin 10 to 12 months after financing is completed.

     Pursuant to a License Agreement, dated March 17, 1995, as amended on July 31, 1995, October 20, 1995 and May 31, 1996, together with three extensions on February 26, 1996, March 17, 1996 and April 29,1996, the Company granted HumaScan Inc. ("HumaScan") an exclusive license to manufacture and sell the BreastCare(TM)/BreastAlert(TM) in the United States and Canada. On March 15, 1999, pursuant to a Settlement Agreement, dated as of the 11th day of March, 1999, the Company regained the rights to market and sell its BreastCare(TM)/BreastAlert(TM) in the U.S. and Canada. Pursuant to the Settlement Agreement, all licensing agreements between the Company and HumaScan which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM) were terminated. Pursuant to the original and amended licensing agreements, HumaScan was indebted to the Company for failure to pay license fees, royalties and other sums of money. In exchange for this cancellation of $575,000 of indebtedness due to it by HumaScan and for the payment by the Company to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/BreastAlert(TM). In addition, the Company received 150,000 shares of HumaScan's common stock as part of the Settlement Agreement.

     The Company has two complete sensor manufacturing and assembly lines for the production of the BreastCare(TM)/BreastAlert(TM) product. The value of these two manufacturing lines is estimated by the Company to be approximately $5.5 million.

     On April 15, 1999 the Company amended its lease to include an additional 6,000 square feet adjacent to its corporate headquarters in the United States. The Company anticipates that it will complete renovations for its two line production facility operations with a capacity to produce 5 million units per shift annually, when additional funding is obtained. The Company believes that this capacity will virtually meet the entire sales forecast through 2003.

     The manufacturing process maintains a rigid quality control program to ensure product efficacy. The Company believes that its Quality System meets the requirements of the international standards of the International Organization. The Quality System will cover the design, production, packaging, labeling, storage, distribution and servicing of products of the Company.

REGULATIONS

     The Company's development and manufacture of medical devices is controlled by the Food, Drug and Cosmetic Act (the "Act"). The Food and Drug Administration ("FDA"), which administers the Act, has promulgated a number of regulations which dictate the method by which new products are allowed to enter the United States market (Title 21, CFR Section 807, Premarket Notification) and the documentation and control of manufacturing processes (Title 21, CFR Section 820, Good manufacturing Practices for the Manufacturing, Storage and Installation of Medical Devices).

     Subject to the potential changes in regulatory status, the Company believes that it is in full compliance with the requirements of Part 807 Premarket Notification, as promulgated under Section 510(k) of the Act and has received permission to market the BreastCare(TM)/BreastAlert(TM). On January 24, 1984, the FDA determined that the BreastCare(TM)/BreastAlert(TM) is substantially equivalent to a device marketed in interstate commerce and accordingly may be freely marketed without further FDA authorization. Also included under Part 807 is a requirement for product registration and listing, which the Company believes has been satisfied.

     Management believes that the proprietary nature of the product is protected under patent rights issued in the United States and certain foreign countries.

FOREIGN REGULATION

     Because the Company proposes to distribute its product in foreign countries, the Company will be required to comply with the regulations of those countries where its product is distributed by the Company through licensees. No assurances can be given that the Company and/or its licensees will be able to comply with the regulatory requirements of the foreign markets in which the BreastCare(TM)/BreastAlert(TM) will be sold.

     Most countries require product registration before you can sell. In South America, the Company's subsidiary, Scantek Medical S.A., Inc., and marketing partners have applied for and have received product registration in Brazil, Uruguay, Argentina and Peru. Paraguay and Bolivia have no registration requirements to sell. In addition, the Company has applied for and received a Certification Europe (CE), which is required, as of June, 1998, of all products marketed in the European Union.

PATENTS

     The proprietary nature of the BreastCare(TM)/BreastAlert(TM) is protected under patent rights issued in the U.S. and foreign countries. However, in general, the level of protection afforded by a patent is directly proportional to the ability of the patent owner to protect and enforce his rights under the patent. Since the financial resources of the Company are currently limited, and patent litigation can be both expensive and time consuming, there is a risk that enforcing the patents for the BreastCare(TM)/BreastAlert(TM) will have a material adverse financial effect on the Company or the Company will not have the financial resources necessary to enforce its patents. Once the Company's existing patents expire, other companies may be able to create substantially similar products. If this were to happen, the Company would not be able to avail itself of the protection afforded by the patent laws.

     U.S patents for the BreastCare(TM)/BreastAlert(TM) include:

-- Patent No. RE 32,000, granted and issued on October 8, 1985; this patent is a reissue of Patent No, 4, 190,058 for a "Device For Use in Early Detection of Breast Cancer", which was granted and issued on February 26, 1980 and has since expired

-- Patent No. 4,651,749, granted on March 24, 1987, entitled "Cancer Detection Patch for Early Detection of Breast Cancer; Temperature, Indicators, Flexibility, Thermoconductivity, Webs", is a partial continuation of Patent No. 4,190,058 above

-- Patent No. RE 4,624,264 granted November 24, 1986, has been reinstated and expires November 25, 2003.

     Foreign patents for the BreastCare(TM)/BreastAlert(TM) include:

-- Belgium            Patent No. 884,382; issued July 18, 1980; expires July 18,
                      2000

-- Israel             Patent No. 58422; issued March 1, 1983; expires October 9,
                      1999

-- Venezuela          Patent No. 44,664; registered April 20, 1987; will
                      automatically be extended upon shipment of products from Venezuela

     In addition, in accordance with the Settlement Agreement between the Company and HumaScan, HumaScan has assigned all of its rights, title and interests in certain U.S. patents and U.S. and foreign trademarks, including the following patents:

-- Patent No. 08/854,144, filed May 14, 1997, entitled "Breast and Axilla Cancer Screening Device and Method"

-- Patent No. 08/926,790, filed September 10, 1997, entitled "Differential Temperature Measuring Device and Method

-- Patent No. 09/018,765, filed February 5, 1998, entitled "Differential Temperature Sensor Device for Use in the Detection of Breast Cancer and Breast Disease.

SUPPLIES AND RAW MATERIALS

     Supplies and raw materials for the manufacture of the BreastCare(TM)/BreastAlert(TM) are available from various sources. Historically, other than on a few rare occasions, the supplies and raw materials for producing the BreastCare(TM)/BreastAlert(TM) have been readily available and the cost of such materials has not experienced any material fluctuation. The Company has determined the inventory planning and control, as well as other production management systems, it intends to use. In addition, the Company has acquired supplies and raw materials in connection with its settlement with HumaScan.

MARKETING and DISTRIBUTION

     The Company has created an international marketing plan for licensing and distribution to capture a significant portion of the $6 billion annual global breast cancer market with a device that alerts the physician and patient to the possibility of either proliferating thermally active breast cancer cells or certain types of thermally active breast disease.

     Management believes that in emerging and developing countries, the BreastCare(TM)/BreastAlert(TM) has the potential to become an important part of the overall screening protocols used to detect breast disease. To market the BreastCare(TM)/BreastAlert(TM) abroad, the Company intends to utilize the following basic strategies:

     o Foreign production: The Company intends to set up its own Regional Production Centers overseas. However, all sensor manufacturing will remain in the United States under the Company's Quality Control.

     o Foreign Licensing: The Company intends to enter into exclusive agreements with various foreign entities, whereby the Company will either permit such entity to distribute the BreastCare(TM)/BreastAlert(TM) or shall give such entity the right to utilize the Company's trademark and patent in a specified geographical area.

     o Joint Ventures: The Company intends to enter into agreements whereby the Company will grant one or more partners (usually partner of the host country) the right to share in the risks, cost and management of a foreign operation. The Company, however, will retain control of the manufacturing. The joint venture, if established, is anticipated to be with a major medical supply manufacturer or pharmaceutical company which could benefit from the sales and distribution of the BreastCare(TM)/BreastAlert(TM).

     o BreastCare(TM)/BreastAlert(TM) Centers: The Company anticipates that it will establish breast care centers in cooperation with governments and private businesses in order to utilize the BreastCare(TM)/BreastAlert(TM) with an established protocol.

     The Company intends to manufacture the BreastCare(TM)/BreastAlert(TM) for sale to partners pursuant to distribution agreements or intends to control the manufacturing if a joint venture is established. With respect to pursuing the International market for distribution of the BreastCare(TM)/BreastAlert(TM), the Company intends to enter into new markets by establishing Regional Production centers to manufacture and distribute in each target market. Management believes that partnerships with companies which either have working relationships with distributors throughout the world or have a distribution network established in the medical communities of the target markets, will be an excellent marketing vehicle for the Company. Each agreement will be exclusive and tailored to maximize the penetration of each market. The Company intends to establish Regional centers, as well as a distribution network in Hungary,

Ireland, China, and Brazil.

     The territories under negotiations for exclusive marketing and distribution rights are as follows: (i) Eastern and Western European countries, (ii) Asia and
(iii) South America. In markets where there are no definite leaders or where the distributors are highly fragmented, the Company intends to seek two or three non-exclusive partners to cover such market. Additionally, as an integral part of the marketing plan, the Company intends to focus in target markets where there are the highest incidences of breast cancer, as well as in the majority of European countries where the death rates are increasingly high, including, but not limited to: Ireland, United Kingdom and Germany, all of which have higher death rates then the United States.

     The Company, as it has done in the past, intends to conduct a premarket investigation of the market before marketing is commenced and prior to finalizing any agreements. A market profile for each market will be completed to analyze the target markets. The profile will establish the strongest distributors and the buying decision makers (i.e., physicians, hospitals, clinics, government agencies and over the counter customers). Management believes that a standard market profile will permit comparisons between markets at a later date and provide profiles of the types of markets that provide the best results. In addition, the Company will expand communications with the Ministries of Health, Department of Health and Clinical Services to investigate the statutory controls regulating the sale of medical devices.

     The Company has focused on developing partnerships with various international companies who have relationships with distributors throughout the world and who have connections in the medical communities of the target markets.

     Strategically, the Company intends to centralize manufacturing and decentralize marketing in a geographical region. Specific markets within that region shall be covered by individual agreements which provide for the promotion and distribution of the BreastCare(TM)/BreastAlert(TM). Accordingly, the Company intends to utilize centralization for control and decentralization for market penetration. Management believes that the Company's expansion of several regional centers for the manufacturing locations will give the Company good access to shipping, tax considerations and low manufacturing cost and to police the crossover among distributor's areas where distribution is segmented.

SOUTH AMERICA MARKETING

     The Company intends to open a production center in Brazil. In South America, the development of distributorships with selling partners has been and are further being developed to approach private hospitals, clinics and physicians. Simultaneously, the Company intends to launch the BreastCare(TM)/BreastAlert(TM) Centers with some of the most renowned physician specialists in the field of breast disease, beginning with Brazil. Over 25 sites are anticipated to be launched within the first full year of operations with a capacity to screen 100 women per site per day. A carefully structured program of publications and professional meetings between such revered specialists and the rest of the physician population has been underway throughout 1998 and 1999 and is anticipated that such will be expanded in ensuing years. This marketing approach will be directed by the International Medical Advisory Board of the Company, consisting of some of the top specialists in the world in the diagnosis and treatment of breast disease. State and Federal governments are also helping to create screening programs in accordance with the above activities.

     In addition, as indicated previously, the Company signed a letter of intent with CEC and EPIC, which is still being further negotiated, to create a joint venture with exclusive right to import, manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil.

EUROPE MARKETING

     The Company has been introducing the BreastCare(TM)/BreastAlert(TM) in Europe at educational forums which were covered by the press and television. Also, the Company is exhibiting the BreastCare(TM)/BreastAlert(TM) at medical congresses to introduce the device to the physician market.

     The Company intends to utilize government contracts to mass market the BreastCare(TM)/BreastAlert(TM). Countries, such as Ireland and Spain lend themselves to this approach, as well as larger independent Eastern European countries, including but not limited to, Romania, Bulgaria, Ukraine, Russia, Greece and Turkey.

     Exploration has commenced on the feasibility of establishing breast care centers in Europe. If found to be appropriate and effective for certain countries, the Company intends to commence development in the year 2000.

     As previously discussed, the Company is presently investigating the potential of purchasing a medical plastic manufacturing facility in Hungary as the central production and distribution location for supplying the BreastCare(TM)/BreastAlert(TM) to Eastern and Western Europe.

UNITED STATES AND CANADA MARKETING

     The Company's first introduction of the

BreastCare(TM)/BreastAlert(TM) product was by its former United States and Canadian licensee, HumaScan which launched the product December 1997. The Company plans to take a carefully constructed approach to the marketplace in the United States and Canada. The Company intends to spend between nine to twelve months reviewing and analyzing the best marketing and sales approaches focused toward the physician user and managed care insurers. The Company intends to mirror South America's approach with respect to advisement and leadership from renowned breast disease specialists.

FUTURE MARKETS

     The Company intends to market and sell the BreastCare(TM)/BreastAlert(TM) worldwide. It has inaugurated potential distributorships in China and Korea. The Company intends to concentrate its efforts through 2001 in South America, Europe and the United States. Simultaneously, the Company intends to investigate and develop the marketplace in Asia, the Middle East and the African continent; sales are anticipated to flow from these areas beginning in the year 2002 and on.

COMPETITION

     The Company believes that the BreastCare(TM)/BreastAlert(TM), which provides digital quantitative recordings of underlying tissue temperature, represents a significant improvement over thermographic technology products because such other products are subject to the inherent problems of subjective evaluation of heat patterns. Based upon these differences, the Company believes that the prospects for the BreastCare(TM)/BreastAlert(TM) as a supplement to currently existing screening tests are very good.

     The Company believes it is in a unique position because the BreastCare(TM)/BreastAlert(TM) has no known competing low cost screening devices on the market which would compete directly with the BreastCare(TM)/BreastAlert(TM) for use by primary care physicians. As a result, the Company believes that the BreastCare(TM)/BreastAlert(TM) will augment other existing forms of screening and technology.

     Some of the Company's future competitors may be large, well-financed and established companies which have greater resources for research and development, manufacturing and marketing then the Company has and, therefore, may be better able than the Company to compete for a share of the market, even in areas in which the Company may have superior technology. There can be no assurance that the Company can continue to produce a product which is commercially acceptable, or that if continued to be produced, such a product will be competitive with existing or future products. It is also possible that there will be technological changes or developments by competitors which will render the Company products noncompetitive or obsolete.

FUTURE PRODUCTS

     The Company believes that the BreastCare(TM)/BreastAlert(TM) may have applicability as a screening device for other abnormalities, including measuring ovulation cycles for infertile couples, measuring changes in the cardiovascular system to screen for potential stroke victims, and detecting abnormalities in the kidneys and testicles. Although some testing was performed during the BreastCare(TM)/BreastAlert(TM) development stage, these initial tests were preliminary only, and in order to obtain FDA approval, which would be required in order to market a future product. The Company intends to further explore its initial findings and perhaps, introduce products in furtherance of these findings.

EMPLOYEES

     The Company employs a total of 13 employees. Three of these employees are employed in the U.S. as follows: (i) two full time employees: President and Chief Executive Officer and Vice President and Secretary, and (ii) one part time employee: Vice President of Corporate Development of the Company. Additional personnel and consultants are utilized, as required, on a contractual basis.

     The remaining 10 employees are employed in South America by the Company's subsidiary Scantek Medical, S.A., Inc., as follows: a General Manager, a Medical Director, four (4) other Senior employees and four (4) support staff employees.

     None of the Company's employees are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be good.

RISKS AND UNCERTAINTIES

     The Company's business is subject to a number of risks and uncertainties, including, but not limited to, (a) the risk that it may be unable to raise enough capital to fund the Company's operations, (b) the risk that the BreastCare(TM)/BreastAlert(TM) will not be accepted commercially, (c) the Company's reliance on certain customers, and (d) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company. Such factors, as well as shortfalls in the Company's results of operations as compared with analyst's expectations, capital market conditions and general economic conditions, may also cause substantial volatility in the market price of the Company's Common Stock.

PUBLIC INFORMATION

     The Company electronically files with the Securities and Exchange Commission (the "SEC") all its reports, including, but not limited to, its annual and quarterly reports. The SEC maintains an Internet site which contains all such reports and other information with respect to the Company on its website, http://www.sec.gov. Additional information on the Company may be obtained from the Company's web site which will be available in the near future, http://www.scantekmedical.com.

ITEM 2. PROPERTIES

     The Company occupies approximately 13,000 square feet of warehouse and office space, all of which is leased through leases expiring in June, 2000. See
Note 13 of Notes to Consolidated Financial Statements for additional information.


ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending June 30, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The Company's common stock, par value $.001 per share (the "Common Stock"), is traded in the over-the-counter market. The Common Stock is available for quotation in the "pink sheets" published by the National Quotation Bureau, Incorporated and on the "bulletin board" operated by NASD. The following table sets forth the periods indicated the high and low bid quotation for the Common Stock:

                                              HIGH                   LOW
                                              ----                   ---
Fiscal Year Ended June 30, 1998
         First Quarter                        1 7/8                  1 1/32
         Second Quarter                       1 5/8                  13/16
         Third Quarter                        1 5/8                  17/32
         Fourth Quarter                       1 3/16                 1/2

Fiscal Year ended June 30, 1999
         First Quarter                        1                      3/16
         Second Quarter                       19/32                  3/16
         Third Quarter                        23/32                  1/4
         Fourth Quarter                       1/2                    5/32

     The Common Stock is reported under the Symbol SKML. As of the date of this report, the Company's shares of Common Stock were "non-designated" securities as defined under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     These quotations reflect an inter-dealer price, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

     (b) Holders

     As of September 15, 1999, there were 203 shareholders of record of the Company's Common Stock.

     (c) Dividends

     The Company has not paid any cash dividends and has no current plans to pay any such dividends. There are no restrictions on the Company's ability to pay dividends.

     (d) Recent Sales of Unregistered Securities

     On November 16, 1999, the Company sold 150,000 shares of Common Stock each to Kenneth Courey, Director of the Company and Louis Gottlieb, Vice President of Corporate Development of the Company, at a purchase price of $.3333 per share, pursuant to Section 4(2) of the Securities Act of 1933, as amended, based upon the nature of the sale and the purchasers.

     On December 1, 1998, the Company issued 75,000 shares of Common Stock of the Company pursuant to financing, to three individuals at an issue price of $.1875 per share.

     On March 13, 1998, the Company issued 125,000 shares of Common Stock of the Company pursuant to financing, to two individuals at an issue price of .5625 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS OVERVIEW

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

     RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage increase or decrease of items included in the Company's consolidated statement of operations:

                                         % Increase (Decrease) from Prior Period
                                         ---------------------------------------
                                             June 30, 1999       June 30, 1998
                                          compared with 1998  compared with 1997
                                          ------------------  ------------------
Sales (1)                                         --                --
License fee revenue                              (59.6)             --
Cost of sales (1)                                 --                --
General and administrative
 expenses                                          8.3             169.1
Research and development                          44.7              16.5
Interest expense                                  52.8              62.2
----------
(1) Percentage not meaningful

     REVENUES

     Net sales increased to $127,775 for the year ended June 30, 1999 from $-0-for the year ended June 30, 1998 as the Company commenced initial shipments of its BreastCare(TM) device during the first quarter of its current fiscal year. The Company expects its manufacturing and distribution operations to be in full operation during the latter part of the fourth quarter of calendar 1999.

     License fee revenue decreased to $727,500 for the year ended June 30, 1999 from $1,801,582 for the year ended June 30, 1998 as the Company recognized lower license fees from Sandell and D-Lanz as compared to the license fees from HumaScan the preceding year.

The current year license fee revenue was further impacted as $400,000 of the license fee revenue from Sandell was written off against the current year revenue.

     COST OF SALES

     Cost of sales increased to $411,834 for the year ended June 30, 1999 from $-0- for the year ended June 30, 1998 primarily due to the initial shipments of its BreastCare(TM) device during the first quarter of the Company's current fiscal year. Depreciation expense of approximately $221,000 on the production equipment also increased the cost of sales for the year.

     GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses increased 8.3% for the year ended June 30, 1999 compared to June 30, 1998. This increase is primarily due to increases in consulting, travel and outside services mainly attributable to the Company's South American operations offset in part by decreased legal fees.

     General and administrative expenses increased 169.1% to $1,060,766 for the year ended June 30, 1998, from $394,229 for the year ended June 30, 1997. This increase was primarily due to the purchasing of keyman and directors and officers insurance coupled with increases in rent for the leasing of office and warehouse space in Denville, New Jersey, professional fees and financial services. This was offset in part by decreases in consulting expenses.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expense increased 44.7% to $490,482 for the year ended June 30, 1999 from $339,037 for the year ended June 30, 1998. The increase is primarily attributable to stock-based bonuses given to two officers of the Company working in the experimental area of development, for deferring their salaries so the Company could use those funds for working capital.

     Research and development expense increased 16.5% to $339,337 for the year ended June 30, 1998 from $291,013 for the year ended June 30, 1997. The increase was primarily attributable to increased salaries incurred by the Company in the experimental area of development of its product.

     INTEREST EXPENSE

     Interest expense was $280,978 for the year ended June 30, 1999 compared to $183,889 for the year ended June 30, 1998. The 52.8% increase was primarily attributable to increased short-term loans and officer loans coupled with imputed interest on stock issued in consideration for the short-term loans.

     Interest expense was $183,889 for the year ended June 30, 1998, compared to $113,344 for the year ended June 30, 1997. The 62.2% increase was attributable to interest expense on the short-term debt margin loan.

     OTHER INCOME

     The Company was required to sell marketable securities to meet a margin call on its secured margin loan resulting in a gain on marketable securities of approximately $400,000 for the year ended June 30, 1998. No sales of marketable securities were recorded in the current fiscal year.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for funds has increased from period to period as it has incurred expenses for among other things, research and development; applications for domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and attempts to raise the necessary capital for initial production. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and major shareholder. The Company has entered into various license agreements that have raised additional funds and borrowed money against common stock received in connection with the license agreements. In addition, the Company's auditors' report for the year ended June 30, 1999 dated August 24, 1999 expressed an opinion as to the Company continuing as a going concern.

     During September 1998, the Company commenced the sale of its BreastCare(TM) device in Brazil, Uruguay and Paraguay through its South American licensee. During February 1999, the Brazilian economy declined and the Brazilian currency lost fifty (50%) percent of its value. Brazil increased the import and value added tax from twenty-one (21%) percent in December 1998 to seventy-four
(74%) percent in February 1999. Due to these factors, sales substantially decreased in Brazil, which represents approximately eighty (80%) percent of the Company's present revenue. The Company plans to move the production facility from Uruguay to Brazil. This will eliminate the high value-added tax and will be able to initiate sales. The Company terminated its license agreement (see below) with its present licensee in South America and signed a letter of intent to create a joint venture with exclusive rights to import, manufacture, market and distribute the BreastCare(TM) device in Brazil. The Company expects to be fully operational during the fourth quarter of calendar 1999. However, until that time, the Company needs financing to fund its current overhead and various capital requirements. As of June 30, 1999, the Company borrowed $1,150,000 from unaffiliated third parties. These loans are payable by the Company on various dates through June 2000. In addition, Mr. Sagi advanced the Company an additional $317,000 during the fiscal year. These loans have supported the Company through the current fiscal year, and the Company expects the cash flow from sales commencing in the latter part of 1999 to cover the operations of the Company providing the Company is successful in raising additional capital to support the operations through the end of calendar 1999.

     As previously noted, the Company terminated its license agreement with its' South American licensee. The Company had entered into an exclusive license agreement, dated September 27, 1997 and amended February 18, 1998, with Sandell Corp. S.A. (the "Sandell Agreement"), a Uruguayan corporation ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the BreastCare(TM) device in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. The Sandell Agreement was for a term of fourteen (14) years. Under the Sandell Agreement, Sandell was to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) percent of the outstanding shares of Sandell on a fully diluted basis. Upon execution of this agreement the Company received $100,000. As of June 30, 1999, upon mutual consent of both parties, the Company terminated its agreement with Sandell. In connection with the termination of the agreement, the Company wrote off the balance of the $400,000 license fee due the Company and approximately $103,000, which represented its value of stock in Sandell. The Company will manufacture, market and distribute the BreastCare(TM) device throughout South America through the Company's South American subsidiaries.

     On July 19,1999 the Company, through its Brazilian subsidiary, Scantek Medical Do Brasil LTDA, executed a letter of intent with Contrutoro CEC LTDA ("CEC") and EPIC - Empressa de Participacano, Investimnto e Consultoia s/c LTDA. ("EPIC") to create a joint venture with exclusive rights to import, manufacture, market and distribute the BreastCare(TM) device in Brazil. The letter of intent is subject to a definitive agreement which is still in negotiations between the parties.

     On July 29, 1999 the Company granted an exclusive license to

Nugard Healthcare Ltd, an Irish company, ("Nugard") to market Scantek's BreastCare(TM) device in Ireland and the United Kingdom. Nugard will pay a non-refundable licensing fee of $350,000 in various stages, of which $45,000 was received as of September 10, 1999, and the Company received common shares equivalent to fifteen (15%) percent of Nugard's total outstanding common shares. The agreement requires minimum purchase of 5,000 units per month beginning September 1999. The purchase price will range from $10 to $15 per unit based on shipment of the BreastCare(TM) device to the government or private physicians.

     On March 15, 1999 pursuant to a Settlement Agreement ("Agreement") dated the 11th day of March, 1999 between Scantek and HumaScan, Inc. ("HumaScan"), Scantek regained the rights to market and sell its BreastCare(TM)/BreastAlert(TM) in the United States and Canada.

     Pursuant to the Agreement, all licensing agreements between Scantek and HumaScan which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM), were terminated. Pursuant to the original and amended licensing agreements, HumaScan was indebted to Scantek for failure to pay license fees, royalties and other sums of money. In exchange for this cancellation of $575,000 of indebtedness due to it by HumaScan and for the payment by Scantek to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/BreastAlert(TM). Scantek recognized $375,000 as license fee income in its statement of operations for the year ended June 30, 1999 that was previously written off and reflected as a reduction of the license fee revenue recognized during the year ended June 30, 1998 in accordance with the amended licensing agreement. Scantek recorded raw materials and finished goods in the amount of approximately $859,000, which represents the fair value of the inventory received. Equipment with an initial acquisition cost of approximately $2.5 million has been recorded for approximately $59,000, which represents the cost the Company paid HumaScan as part of the Agreement.

     In addition, the Company received 150,000 shares of HumaScan common stock as part of the Agreement.

     The Company executed a letter of intent on August 20, 1997 with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and the manufacturing facility for an aggregate purchase price of $1,750,000. It is the Company's intention to use this facility as a production center for the BreastCare(TM) device for Eastern and Western Europe. The acquisition is subject to the Company obtaining financing for the purchase of the Hungarian manufacturer.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM) in the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for manufacturing of the BreastCare(TM) device for the contract price of $1,850,680. The Company as of June 30, 1999, has advanced Zigmed Inc. payments of $921,179 and in September 1996 issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The balance of $935,180 will be paid when the Company raises the additional capital.

     The Company's success is dependent on raising sufficient capital to establish a production and assembly facility to manufacture the BreastCare(TM) for the international market. The Company believes the BreastCare(TM) will be commercially accepted throughout the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.

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

     The Company was formerly a development stage company and became fully operational in early 1999. All computers the Company operates now are compatible with the Year 2000. The Company expects to vastly upgrade its computer system as it becomes fully operational in 1999.

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

     The Form 10-KSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraphs as well as those set forth under "Business Risks and Uncertainties" in this Form 10-KSB.

                         New Accounting Pronouncements

     During Fiscal 1997, the Financial Accounting Standards Board issued the following accounting standard: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.130). The Company has adopted SFAS No. 130 in the current fiscal year. The standard has not had a material impact on the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt the provisions of this Statement in the Year 2000 year-end financial statements. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair market value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of evaluating this Statement and has not yet determined the future impact on the Company's consolidated financial statements.


ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                      ----------

Independent Auditors' Report                                          F-1 - F-2

     Financial Statements:

          Consolidated Balance Sheets, June 30, 1999 and 1998               F-3

         Consolidated Statements of Operations, Years Ended
           June 30, 1999, 1998 and 1997                                     F-4

         Consolidated Statements of Stockholders' Equity,
           Years Ended June 30, 1999, 1998 and 1997                   F-5 - F-6

         Consolidated Statements of Cash Flows, Years Ended
           June 30, 1999, 1998 and 1997                               F-7 - F-8

         Notes to Consolidated Financial Statements                   F-9 - F-26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Scantek Medical, Inc.

We have audited the accompanying consolidated balance sheet of Scantek Medical, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scantek Medical, Inc. and subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is engaged in manufacturing and marketing a product that detects early breast tissue abnormalities including cancer. As more fully explained in Note 1 of Notes to Consolidated Financial Statements, the Company needs to obtain additional financing to fulfill its activities and achieve a level of sales adequate to support its cost structure. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Managements' plans are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.


WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

August 24, 1999

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         June 30,
                                           ------------------------------------
                                              1999                      1998
                                           -----------              -----------
Current Assets:
  Cash                                     $     5,516              $    55,929
  Marketable securities                        409,272                2,295,253
  Inventories                                  898,796                     --
  Due from licensees                              --                    726,900
  Prepaid expenses                              84,287                   23,517
                                           -----------              -----------
          Total Current Assets               1,397,871                3,101,599
                                           -----------              -----------

Property and equipment - net                 1,803,974                  822,043
Marketable securities - non-current               --                    901,520
Other assets - net                             160,179                  383,275
                                           -----------              -----------
         TOTAL ASSETS                      $ 3,362,024              $ 5,208,437
                                           ===========              ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Short-term debt                          $ 1,274,271              $   100,000
  Deferred income                                 --                    752,500
  Accounts payable                           1,210,861                  266,869
  Accrued interest                             224,279                  110,470
  Accrued salaries                           1,106,119                  841,119
  Accrued expenses                              84,213                   65,785
                                           -----------              -----------
     Total Current Liabilities               3,899,743                2,136,743
                                           -----------              -----------

Long-term debt                               1,827,009                1,509,999
                                           -----------              -----------
Total Liabilities                            5,726,752                3,646,742
                                           -----------              -----------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
  Preferred stock, par value $.001
   per share - authorized 5,000,000
   shares; none issued                            --                       --
  Common stock, par value $.001 per
   share - authorized 45,000,000;
   outstanding 18,070,200 and
   17,220,200                                   18,070                   17,220
  Additional paid-in-capital                 3,433,002                2,993,206
  Unrealized gain (loss) on marketable
   securities                                 (165,885)               2,621,616
  Deficit                                   (5,649,915)              (4,070,347)
                                           -----------              -----------
         Total Stockholders' Equity
           (Deficiency)                     (2,364,728)               1,561,695
                                           -----------              -----------

         TOTAL LIABILITIES AND STOCK-
          HOLDERS' EQUITY (DEFICIENCY)     $ 3,362,024              $ 5,208,437
                                           ===========              ===========

                 See notes to consolidated financial statements.

                       SCANTEK MEDICAL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Years Ended June 30,
                                  ------------------------------------------------
                                      1999              1998             1997
                                  ------------      ------------      ------------
Revenues:
  Net sales                       $    127,775      $       --        $       --
  License fees                         727,500         1,801,582              --
                                  ------------      ------------      ------------
                                       855,275         1,801,582              --
                                  ------------      ------------      ------------
Costs and expenses:
  Cost of sales                        411,834              --                --
  General and adminis-
   trative expenses                  1,148,449         1,060,766           394,229
  Research and
   development                         490,482           339,037           291,013
                                  ------------      ------------      ------------
                                     2,050,765         1,399,803           685,242
                                  ------------      ------------      ------------
Income (loss) from operations       (1,195,490)          401,779          (685,242)
                                  ------------      ------------      ------------
Other income (expense):
  Interest and dividends                  --              21,507            23,763
  Gain on sale of marketable
   securities                             --             413,504             1,100
  Loss on investments                 (103,100)             --                --
  Interest expense                    (280,978)         (183,889)         (113,344)
  Miscellaneous                           --               1,900              --
                                  ------------      ------------      ------------
                                      (384,078)          253,022           (88,481)
                                  ------------      ------------      ------------
Net earnings (loss)               $ (1,579,568)     $    654,801      $   (773,723)
                                  ============      ============      ============
Earnings (loss) per
 common share - basic                    $(.09)             $.04             $(.05)
                                         =====              ====             =====
Earnings (loss) per
 common share - diluted                  $(.09)             $.03             $(.05)
                                         =====              ====             =====
Weighted average
 number of common shares
 outstanding - basic                17,679,575        17,220,200        16,802,145
                                  ============      ============      ============
Weighted average
 number of common shares
 outstanding - diluted              17,679,575        18,742,501        16,802,145
                                  ============      ============      ============

                  See notes to consolidated financial statements.

                                          SCANTEK MEDICAL INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                             Cumulative
                                                                        Compre-            Retained             Other
                                                                        hensive            Earnings         Comprehensive
                                                      Total          Income (Loss)         (Deficit)        Income (Loss)
                                                   -----------       -------------       ------------       -------------
Balance, July 1, 1996                              $(1,859,975)                          $(3,951,425)        $   364,500
Issuance of stock in connection
 with private placement offering
 (issued at $1.00 per share)                         1,070,000
Issuance of stock for professional
 services rendered (at $.167 to
 $1.00 per share)                                       22,500
Issuance of stock in lieu of payment
 on equipment (at $1.00 per share)                     100,000
Stock options exercised ($.10 to
 $.375 per share)                                       28,000
Issuance of stock for rent (at
 $2.01 per share)                                       35,196
Net unrealized gain on marketable
 securities                                          5,202,115         $ 5,202,115                             5,202,115
Net (loss)                                            (773,723)           (773,723)         (773,723)
                                                                       -----------
   Comprehensive Income                                                $ 4,428,392
                                                                       ===========
-------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                               3,824,113                            (4,725,148)          5,566,615
Issuance of stock warrants for
 services (issued at $.55 to
 $1.125 per share)                                      27,780
Net unrealized loss on marketable
 securities                                         (2,944,999)        $(2,944,999)                           (2,944,999)
Net earnings                                           654,801             654,801           654,801
                                                                       -----------
   Comprehensive Loss                                                  $(2,290,198)
                                                                       ===========
-------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                               1,561,695                            (4,070,347)          2,621,616





                                                                       Additional
                                                                        Paid-In
                                                   Common Stock         Capital
                                                   ------------        -----------
Balance, July 1, 1996                                 15,790           $1,711,160
Issuance of stock in connection
 with private placement offering
 (issued at $1.00 per share)                           1,070            1,068,930
Issuance of stock for professional
 services rendered (at $.167 to
 $1.00 per share)                                         73               22,427
Issuance of stock in lieu of payment
 on equipment (at $1.00 per share)                       100               99,900
Stock options exercised ($.10 to
 $.375 per share)                                        170               27,830
Issuance of stock for rent (at
 $2.01 per share)                                         17               35,179
Net unrealized gain on marketable
 securities
Net (loss)

   Comprehensive Income

---------------------------------------------------------------------------------
Balance, June 30, 1997                                17,220            2,965,426
Issuance of stock warrants for
 services (issued at $.55 to
 $1.125 per share)                                                         27,780
Net unrealized loss on marketable
 securities
Net earnings

   Comprehensive Loss

---------------------------------------------------------------------------------
Balance, June 30, 1998                                17,220            2,993,206

                                                                     (Continued)

                 See notes to consolidated financial statements

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                                           Cumulative
                                                                         Compre-            Retained          Other
                                                                         hensive            Earnings       Comprehensive
                                                        Total          Income (Loss)        (Deficit)      Income (Loss)
                                                     -----------       -------------      ------------     -------------
Common stock issued in lieu of
 compensation (issued at $.1875
 per share)                                               65,625
Sale of common stock (at $.3333
 per share)                                              100,000
Common stock issued for loan
 financing (issued at $.1875 to
 $.5625 per share)                                        84,375
Issuance  of stock warrants for
 services (issued at $.1875 to $1.125
 per share)                                               60,853
Compensation for stock options
 cancelled and re-issued (from
 $.375 to $.21875 per share)                             129,793
Net unrealized loss on marketable
 securities                                           (2,787,501)       $(2,787,501)                        (2,787,501)
Net (loss)                                            (1,579,568)        (1,579,568)       (1,579,568)
                                                                        -----------
   Comprehensive Loss                                                   $(4,367,069)
                                                                        ===========
------------------------------------------------------------------------------------------------------------------------
Balance, June  30, 1999                              $(2,364,728)                         $(5,649,915)      $ (165,885)
------------------------------------------------------------------------------------------------------------------------



                                                                        Additional
                                                                          Paid-In
                                                     Common Stock         Capital
                                                     ------------       -----------
Common stock issued in lieu of
 compensation (issued at $.1875
 per share)                                                350              65,275
Sale of common stock (at $.3333
 per share)                                                300              99,700
Common stock issued for loan
 financing (issued at $.1875 to
 $.5625 per share)                                         200              84,175
Issuance  of stock warrants for
 services (issued at $.1875 to $1.125
 per share)                                                                 60,853
Compensation for stock options
 cancelled and re-issued (from
 $.375 to $.21875 per share)                                               129,793
Net unrealized loss on marketable
 securities
Net (loss)

   Comprehensive Loss

----------------------------------------------------------------------------------
Balance, June  30, 1999                                 18,070          $3,433,002
----------------------------------------------------------------------------------

                 See notes to consolidated financial statements

                           SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended June 30,
                                            ---------------------------------------------
                                                1999             1998             1997
                                            -----------      -----------      -----------

Cash flows from operating activities:
  Net earnings (loss)                       $(1,579,568)     $   654,801      $  (773,723)
Adjustments to reconcile net earnings
 (loss) to net cash used in operating
 activities:
  Depreciation and amortization                 288,655           84,220           93,384
  Net gain on sale of marketable
   securities                                      --           (413,504)          (1,100)
  Non-employee stock based
   compensation                                  84,375             --               --
  Non-cash officers compensation                195,418             --               --
  Other non-cash items                           60,853           27,780          157,696
  Changes in operating assets
   and liabilities                              512,755       (1,015,074)         (28,140)
                                            -----------      -----------      -----------
          Net Cash (Used in)
      Operating Activities                     (437,512)        (661,777)        (551,883)
                                            -----------      -----------      -----------

Cash flows from investing activities:
  Proceeds from sale of marketable
   securities                                      --          1,168,445           22,868
  Purchase and deposits of equipment         (1,202,980)        (447,203)        (394,915)
  Purchase of marketable securities                --           (345,342)        (432,192)
                                            -----------      -----------      -----------
         Net Cash Provided by (Used in)
     Investing Activities                    (1,202,980)         375,900         (804,239)
                                            -----------      -----------      -----------

Cash flows from financing activities:
   Proceeds from borrowings                   1,150,000          101,202          966,000
   Proceeds from officer loans                  342,281          317,000             --
   Repayment of officer loans                    (1,000)            --               --
   Repayment of notes                            (1,202)        (994,789)         (37,000)
   Proceeds from sale of options                   --               --             28,000
   Proceeds from sale of common stock           100,000             --          1,070,000
                                            -----------      -----------      -----------
         Net Cash Provided by (Used in)
         Financing Activities                 1,590,079         (576,587)       2,027,000
                                            -----------      -----------      -----------

Net Increase (decrease) in Cash                 (50,413)        (862,464)         670,878

Cash - beginning of period                       55,929          918,393          247,515
                                            -----------      -----------      -----------

Cash - end of period                        $     5,516      $    55,929      $   918,393
                                            ===========      ===========      ===========

                                                                               (Continued)

                      See notes to consolidated financial statements.

                           SCANTEK MEDICAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                                       For the Years Ended June 30,
                                             ---------------------------------------------
                                                1999             1998             1997
                                             -----------      -----------      -----------
Changes in operating assets and
 liabilities consist of:
  (Increase) in inventory                    $  (898,796)     $      --        $      --
  (Increase) decrease in due from
    licensee                                     801,900          248,100         (550,000)
  (Increase) decrease in prepaid
    expenses                                     (60,770)          47,191          (70,708)
    (Increase) in marketable securities
     -non-current                                   --           (300,000)            --
     Increase (decrease) in other assets          80,490          (92,115)        (513,025)
  Increase (decrease) in accounts
   payable and accrued expenses                1,342,431          458,332         (196,907)
  Increase (decrease) in deferred
   income                                       (752,500)      (1,376,582)       1,302,500
                                             -----------      -----------      -----------
                                             $   512,755      $(1,015,074)     $   (28,140)
                                             ===========      ===========      ===========
Supplementary information:
 Cash paid during the year for:
      Interest                               $   103,924      $   155,709      $   278,838
                                             ===========      ===========      ===========
      Income taxes                           $     5,637      $      --        $      --
                                             ===========      ===========      ===========
 Non-cash investing activities:
  Unrealized gain (loss) on marketable
   securities                                $(2,787,501)     $(2,944,999)     $ 5,202,115
                                             ===========      ===========      ===========
  Deposit on equipment for common
   stock                                                                       $   100,000
                                                                               ===========
 Other Non-Cash Activities:
  Conversion of accounts payable
   and accrued expenses to common
   stock                                     $    84,375                       $    57,696
                                             ===========                       ===========
  Conversion of accounts payable
   to warrants                               $    60,853      $    27,780
                                             ===========      ===========
  Conversion of accrued officers
   salaries to common stock                  $    65,625
                                             ===========
  Common stock issued to officers
   in connection with cancellation
   and re-issue of stock options             $   129,793
                                             ===========
 Details of settlement agreement:
  Fair value of assets received              $   915,000
  Liabilities  forgiven                          575,000
                                             -----------
  Net cash paid                              $   340,000
                                             ===========

                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Scantek Medical, Inc. and subsidiaries (the "Company"), operates in one industry segment and is engaged, in developing, manufacturing, marketing, and licensing the BreastCare(TM) ("BreastCare(TM)") device. The BreastCare(TM) device is an early screening device which can detect certain breast tissue abnormalities, including breast cancer. This device has been patented and has Food and Drug Administration ("FDA") approval for sale.

     During the year ended June 30, 1999 principal operations commenced and the Company commenced shipments of the BreastCare(TM) device in South America. The Company also obtained the rights to manufacture and sell the BreastCare(TM)/BreastAlert(TM) device in the United State of America, Canada and their territories and possessions. See Note 6 of Notes to Consolidated Financial Statements for further information. Accordingly, the Company is no longer considered a development stage enterprise as it was through June 30, 1998. There is no assurance that commercially successful products will be developed nor that the Company will achieve a profitable level of operations.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced losses during its development stage. Losses and negative cash flows from operations have continued in the current fiscal year and subsequent to June 30, 1999. As of June 30, 1999, the Company has working capital deficit of approximately $2.5 million.

     The activities of the Company are being financed through the sale of its common stock and debt securities. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commercial acceptability of the BreastCare(TM) device to create sales that will help the Company achieve a profitable level of operations. However, there is no assurance that additional capital will be obtained or the BreastCare(TM) device will be commercially successful. This raise substantial doubt about the ability of the Company to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

     INVENTORIES

     Inventories are stated at the lower of weighted average cost (first-in, first-out) or market.

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

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

     DEFERRED INCOME

     Deferred income consists of initial payments of licensing fees and marketable securities received by the Company, valued as of the date the licensing agreements were entered into, in connection with the licensing of the BreastCare(TM) device. The Company has substantially performed all material conditions of the licensing agreement giving the licensee the right to manufacture and sell the BreastCare(TM) device. This revenue has been recognized in income during the years ended June 30, 1999 and 1998 as the licensees have commenced operations, since substantial performance has occurred.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement was adopted by the Company in 1996. Since adoption, no impairment losses have been recognized.

     STOCK-BASED COMPENSATION

     Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value accounting rules. The Company has adopted the disclosure only provisions of SFAS No. 123.

     The Company has cancelled various stock options to officers and reissued new stock options. The Company has recorded as additional compensation expense the difference between the new option price and the cancelled option price for the options that were cancelled.

     EARNINGS (LOSS) PER COMMON SHARE

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

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

     Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. For the year ended June 30, 1998 diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and common stock equivalent shares outstanding during the year. Common stock equivalents used in computing diluted earnings per share relate to stock options and warrants which, if exercised would have a dilutive effect on earnings per share. The number of common stock equivalent shares outstanding were 5,587,527, 2,013,178 and 1,163,178 for the years ended June 30, 1999, 1998 and 1997, respectively. During the years ended June 30, 1999 and 1997, common stock equivalents were not used in the computation of diluted loss per common share as their effect would be antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     For financial instruments including cash, amounts due from licensee, accounts payable, accrued expenses and short term debt, it was assumed that the carrying amount approximated fair value because of the short-term nature of these instruments. The fair value of marketable securities are based on quoted market prices. It is not practicable to estimate the fair value of the non-publicly traded long-term debt.

     NEW FINANCIAL ACCOUNTING STANDARDS

     During fiscal 1997, the Financial Accounting Standards Board issued the following accounting standard: Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No.130); and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No.131). The Company has adopted SFAS No. 130 and SFAS 131 in the current fiscal year. In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt the provisions of this Statement for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is in the process of evaluating this Statement and has not yet determined the future impact on the Company's consolidated financial statements.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENT IN SUBSIDIARIES

     (a) In January, 1998, the Company organized a wholly-owned subsidiary, Scantek Medical S.A. Inc., a Uruguayan company, to distribute the BreastCare(TM) device in South America.

     (b) The Company has executed a contract to acquire a Hungarian based manufacturer of plastic medical packaging products and its manufacturing facility for an aggregate purchase price of $1,750,000. The acquisition is subject to the Company obtaining financing and the signing of a definitive agreement.

3.   MARKETABLE SECURITIES
                                          Estimated        Gross         Gross
                                             Fair       Unrealized    Unrealized
                               Cost         Value          Gains        Losses
                             --------    ----------     ----------     --------
June 30, 1999:
  Marketable securities-
    current:
      Common stock           $275,157    $  409,272     $  318,000     $183,885
                             ========    ==========     ==========     ========
      Warrants               $300,000    $     --       $     --       $300,000
                             ========    ==========     ==========     ========
June 30, 1998:
  Marketable securities-
    current:
      Common stock           $275,157    $2,295,253     $2,020,096     $   --
                             ========    ==========     ==========     ========
  Marketable securities-
    non-current:
      Warrants               $300,000    $  901,520     $  601,520     $   --
                             ========    ==========     ==========     ========

     Gross realized gains were $-0- in 1999, $435,352 in 1998 and $1,377 in 1997. Gross realized losses were $-0- in 1999, $21,848 in 1998 and $277 in 1997.

4.   INVENTORIES

     Inventories at June 30 consist of the following:

                              June 30,
                        -------------------
                         1999         1998
                        --------     ------
     Raw materials      $783,175     $ --
     Finished goods      115,621       --
                        --------     ------

                        $898,796     $ --
                        ========     ======

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PROPERTY AND EQUIPMENT

                                                June 30,
                                       -------------------------
                                          1999           1998
                                       ----------     ----------

     Equipment                         $2,014,545     $  101,565
     Furniture and fixtures                27,489         27,489
     Deposit on equipment                    --          710,000
     Leasehold improvements                16,525         16,525
                                       ----------     ----------
                                        2,058,559        855,579
     Less accumulated depreciation        254,585         33,536
                                       ----------     ----------

                                       $1,803,974     $  822,043
                                       ==========     ==========

     Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was $221,049, $16,612 and $5,809, respectively.

5.   OTHER ASSETS

                                               June 30,
                                       ----------------------
                                         1999          1998
                                       --------     --------

     Patent costs                      $676,069     $676,069
     Long-term portion of amount
     due from licensees                    --         75,000
     Security deposits                   24,750       13,125
     Other                                 --         92,114
                                       --------     --------
                                        700,819      856,308
     Less accumulated amortization      540,640      473,033
                                       --------     --------

                                       $160,179     $383,275
                                       ========     ========

6.   HUMASCAN AGREEMENT/SETTLEMENT

     On March 15, 1999 pursuant to a Settlement Agreement ("Agreement") dated as of the 11th day of March 1999 between Scantek and HumaScan, Inc. ("HumaScan"), Scantek regained the rights to market and sell its BreastCare(TM)/BreastAlert(TM) in the United States and Canada.

     Pursuant to the Agreement, all licensing agreements between Scantek and HumaScan which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM), were terminated. Pursuant to the original and amended licensing agreements, HumaScan was indebted to Scantek for failure to pay license fees, royalties and other sums of money. In exchange for the cancellation of $575,000 of indebtedness due to the Company by HumaScan and for the payment by Scantek to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/BreastAlert(TM).

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   HUMASCAN AGREEMENT/SETTLEMENT (Continued)

     Scantek recognized $375,000 as license fee income in its statement of operations for the year ended June 30, 1999 that was previously written off and reflected as a reduction of the license fee revenue recognized during the year ended June 30, 1998 in accordance with the amended licensing agreement. Scantek recorded raw materials and finished goods in the amount of approximately $859,000, which represents the fair market value of the inventory received. Equipment with an initial acquisition cost of approximately $2.5 million has been recorded for approximately $59,000, which represents the cost the Company paid HumaScan as part of the Agreement.

7.   LICENSE AGREEMENTS

     The Company entered into an exclusive license agreement, dated September 22, 1997, and amended February 18, 1998, with Sandell Corporation S.A. (the "Sandell Agreement"), a Uruguayan corporation, ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the BreastCare(TM) device in Brazil, Venezuela, Columbia, Costa Rica, Ecuador,, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. The Sandell Agreement was for a term of fourteen (14) years. Under the Sandell Agreement, Sandell was to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) percent of the outstanding shares of Sandell on a fully diluted basis. Upon execution of the agreement the Company received $100,000. As of June 30, 1999 upon mutual consent of both parties, the Company terminated its agreement with Sandell. In connection with the termination of the agreement the Company wrote off the balance of the $400,000 license fee due the Company and approximately $103,000, which represented its investment in Sandell. The Company will manufacture, market and distribute the BreastCare(TM) device throughout the majority of South America through the Company's South American subsidiaries.

     On July 19, 1999 the Company executed a letter of intent with Contrutoro CEC LTDA ("CEC") and EPIC - Empressa de Participacano, Investmentoe Consultoria s/c LTDA. ("EPIC") to create a joint venture with exclusive rights to import, manufacture, market and distribute the BreastCare(TM) device in Brazil. The letter of intent is subject to a definitive agreement, which is still in negotiations between the parties.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LICENSE AGREEMENTS (Continued)

     On July 29, 1999 the Company granted an exclusive license to Nugard Healthcare Ltd, an Irish Company ("Nugard"), to market Scantek's BreastCare(TM) device in Ireland and the United Kingdom. Nugard will pay a non-refundable licensing fee of $350,000 in various stages, of which $45,000 was received as of September 10, 1999. Additionally, the Company received common shares of Nugard equivalent to fifteen (15%) percent of Nugard's total outstanding common shares. The agreement requires minimum purchases of 5,000 units per month beginning September 1, 1999. The purchase price will range from $10 to $15 per unit based on the volume of shipment of the BreastCare(TM) device to the government or private physicians.

     On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble, market and sell the BreastCare(TM) device in Chile and Singapore, and pay the Company a licensing fee of $250,000, which has been received by the Company. During November 1997, HTI was acquired by D-Lanz Development Group, Inc. ("D-Lanz"). As part of the licensing agreement, the Company received 2,000,000 shares of D-Lanz common stock which is publicly traded on the Electronic Bulletin Board under the Symbol DLNZ. The Company will classify its investment as "available for sale" and accordingly reflect unrealized gains, net of deferred taxes, as a separate component of stockholders' equity. At June 30, 1999, the quoted value of D-Lanz's common stock was $320,000. Also, pursuant to the terms of the agreement, the company agreed to extend the due date for D-Lanz's first minimum royalty payment of $80,000 until October 31, 1999. Pursuant to the terms of the licensing agreement, D-Lanz is obligated to the Company minimum royalties of $200,000 in the calendar year 2000 with increasing royalties leveling out at a minimum of $300,000 in the calendar year 2001, $400,000 in the year 2002 and thereafter. All royalties are paid based on a percentage of net sales of the BreastCare(TM) device.

8.   DEBT

     Short-term debt at June 30, is as follows:

                                                  1999           1998
                                               ----------     ----------
     Unsecured notes, interest
      at 6% to 10%per year, due on
      various dates through 6/12/00 (1)        $  500,000     $  100,000

     Unsecured officer loans, due on
      demand, interest at 15% per year (2)         24,271           --

     Secured note, due March 15, 2000
      interest at 12% per year
      The loan is secured by production
      equipment                                   750,000           --
                                               ----------     ----------
                                               $1,274,271     $  100,000
                                               ==========     ==========

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   DEBT (Continued)

     Long-term debt at June 30, is as follows:

                                               1999           1998
                                            ----------     ----------
     Unsecured officer loans, due
      December 31, 2000 interest
      at prime plus 2% (10% at
      June 30, 1999)  (3)                   $  939,003     $  621,993

     Unsecured notes, interest at prime
      plus 2% (10% at June 30, 1999)
      due December 31, 2000 (4)                888,006        888,006
                                            ----------     ----------
                                             1,827,009      1,509,999
     Current portion of long-term
      debt                                        --             --
                                            ----------     ----------

                                            $1,827,009     $1,509,999
                                            ==========     ==========

     Annual maturities on long-term debt as of June 30, 1999 during the next five years are:

     Year Ending June 30,
     --------------------

          2000                    $     --
          2001                     1,827,009
          2002                          --
          2003                          --
          2004                          --
                                  ----------
                                  $1,827,009
                                  ==========

     (1) The holders of these notes received as additional consideration 100,000 shares of the Company's common stock. For the year ended June 30, 1999 the Company recorded interest expense and consulting expense in the amount of $84,375 in connection with this financing of which $42,187 is included in prepaid expenses at June 30, 1999.

     (2) The unsecured note payable represents loans made to the Company by one of its officers. Interest expense for the year ended June 30, 1999 amounted to $946.

     (3) The unsecured note payable represents loans made to the Company by Mr. Zsigmond Sagi ("Mr. Sagi"), the Company's president and chief executive officer. Interest expense for the years ended June 30, 1999, 1998 and 1997 amounted to $107,317, $31,906 and $28,212, respectively. Accrued interest at June 30, 1999 and 1998 was $76,621 and $56,973, respectively.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   DEBT (Continued)

     (4) The holder of the note was a corporation controlled by Mr. Sagi. On March 31, 1998, the corporation holding the note dissolved and distributed the note to its five shareholders in equal amounts of $177,601. Two of the five shareholders are executive officers of the Company, including Mr. Sagi and Carlo Civelli, Vice President of Finance International. The note terms were renegotiated with the lenders with principal payments due September 30, 1999 and interest at prime plus two (2%) percent. The notes have been extended to December 31, 2000. Accrued interest at June 30, 1999 and 1998 was $142,080 and $53,280, respectively. Interest expense for the year, ended June 30, 1999, 1998 and 1997, amounted to $88,800, $71,040 and
     $71,040, respectively.

9.   INCOME TAXES

     At June 30, 1999, the Company has a net operating loss ("NOL") carryforward of approximately $5,520,000 for financial reporting purposes and approximately $2,850,000 for tax purposes. The difference between financial reporting and tax purposes results from the temporary difference caused by the capitalization of start-up expenditures for tax purposes required by Internal Revenue Code Section 195 and the net unrealized gain on marketable securities. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely. The tax NOL carryforwards expire in the years 2005 through 2011.

     A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                  Years Ended June 30,
                                          -------------------------------------
                                             1999          1998         1997
                                          ----------     ---------    ---------
     Tax provision (benefit) computed
      at the Federal statutory rate       $(341,000)     $ 345,000    $(355,000)
     Increase (decrease) in taxes
      resulting from:
       Utilization of Federal net
        operating loss carryforward            --         (345,000)        --
       Effect of unused tax losses          341,000           --        355,000
                                          ---------      ---------    ---------
                                          $    --        $    --      $    --
                                          =========      =========    =========

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   INCOME TAXES (Continued)

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a deferred tax asset and deferred tax liability and their approximate tax effects are:

                                                               June 30,
                                    --------------------------------------------------------------
                                                 1999                            1998
                                    ----------------------------      ----------------------------
                                    Temporary           Tax           Temporary             Tax
                                    Difference         Effect         Difference          Effect
                                    -----------      -----------      -----------      -----------
     Net operating
         loss carry-
         forward                    $(2,850,000)     $(1,140,000)     $(1,504,000)     $  (602,000)
     Deferred start-
         up expenses                 (2,051,000)        (820,000)      (2,330,000)        (932,000)
     Unrealized gains
         (losses) on marketable
         securities                    (166,000)         (66,000)       2,622,000        1,049,000
     Valuation
         allowance                   (5,067,000)      (2,026,000)       1,212,000          485,000
                                    -----------      -----------      -----------      -----------
                                    $      --        $      --        $      --        $      --
                                    ===========      ===========      ===========      ===========

10.  SEGMENTS - GEOGRAPHIC AREAS

     The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The method for attributing revenues to individual countries is based on the destination to which finished goods are shipped. The Company operates facilities in the United States and South America.

     One hundred (100%) percent of the sales (127,775) of the BreastCare(TM) device for the year ended June 30, 1999 were to the Company's South American licensee, Sandell Corporation S.A. Sales of the BreastCare(TM) device are not recorded by the Company until Sandell Corporation S.A. ships the BreastCare(TM) device to unrelated entities. Revenues include license fees received by the Company in connection with various arrangements contracted throughout the world. As of June 30, 1999 the Company has terminated its license agreement with Sandell Corporation S.A. See Note 7 of Notes to Consolidated Financial Statements for further information.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SEGMENTS - GEOGRAPHIC AREAS (Continued)

                                                 June 30,
                                        ----------------------------
                                            1999             1998
                                        -----------      -----------
     Revenues from unrelated
       entities and countries of
       Company's domicile:
                     United States      $   727,500      $ 1,801,582
                     South America          127,775             --
                                        -----------      -----------
                                        $   855,275      $ 1,801,582

     Total Revenues:
                     United States      $   832,936      $ 1,801,582
                     South America          127,775             --

         Less: intergeographic
                     revenue                (75,436)            --
                                        -----------      -----------
                                        $   855,275      $ 1,801,582

     Income (loss) from operations:
                     United States      $  (952,368)     $   405,871
                     South America         (243,122)          (4,092)
                                        -----------      -----------
                                        $(1,195,490)     $   401,779
                                        ===========      ===========

     Assets:
                     United States      $ 3,645,404      $ 5,212,438
                     South America          127,883           18,360

         Less: intergeographic
                     eliminations          (411,263)         (22,451)
                                        -----------      -----------
                                        $ 3,362,024      $ 5,208,347
                                        ===========      ===========

     Capital Expenditures:
                     United States      $ 1,202,980      $   447,203
                     South America             --               --
                                        -----------      -----------
                                        $ 1,202,980      $   447,203
                                        ===========      ===========

     Depreciation and amortization
        expense:

                     United States      $   288,655      $    84,220
                     South America             --               --
                                        -----------      -----------
                                        $   288,655      $    84,220
                                        ===========      ===========

     Transfers between geographic areas include raw materials manufactured in the United States which are shipped to South America to be manufactured into finished products. Income (loss) from operations represents total revenue less operating expenses.

     Identifiable assets are those assets of the Company that are identified with the operation of each geographic area.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTIONS AND WARRANTS

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's issuing of stock options and warrants been determined based on the fair value at the grant date for awards in fiscal years ended 1999, 1998 and 1997 consistent with the provision of SFAS No. 123, the Company's net earnings
     (loss) and net earnings (loss) per share would have increased to the pro-forma amounts indicated below:

                                                           June 30,
                                               ----------------------------
                                                  1999              1998
                                               -----------        ---------

     Net earnings (loss) - as reported         $(1,579,568)       $ 654,801
     Net earnings (loss) - pro-forma            (1,722,680)         411,836
     Earnings (loss) per share - basic
      - as reported                                  $(.09)           $ .04
     Earnings (loss) per share - basic
      -pro-forma                                     $(.10)           $ .02
     Earnings (loss) per share - diluted
      - as reported                                  $(.09)           $ .03
     Earnings (loss) per share - diluted
      - pro-forma                                    $(.10)           $ .02

     The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions issued for grants in 1999 and 1998, respectively: dividend yield of -0-%, expected volatility of 145% to 161% and 66% to 208%, risk free interest rate of 5.0% and 5.72% and expected lives of 2-1/2 years.

     The Company grants stock options and warrants as follows:

     (a) On March 7, 1995, the Company established a Non-Qualified Stock Option Plan (the "Plan") which provides for the granting to key employees stock options. The Plan provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 1999.

     (b) On March 7, 1995, the Company established a Stock Grant Program which provides for the granting to key employees common stock of the Company. The Stock Grant Program provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 1999.

     (c) The following options were granted outside the two March 7, 1995 Plans during the year ending June 30, 1999:

     On August 5, 1998, the Company granted options to two directors to purchase 40,000 shares each (80,000 shares) of the Company's common stock at an option price of $.5625 per share, the fair value at the date of grant. The options expire August 5, 2003.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTIONS AND WARRANTS (Continued)

     On December 14, 1998, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.1875 per share the fair value at the date of the grant to D.C. Consultants in exchange for $17,060 of professional services rendered. The warrants expire November 30, 2003.

     On May 14, 1999, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.21875 per share the fair value at the date of the grant to Daniel Alvarez, the Company's employee in South America. The warrants expire on May 14, 2004.

     On May 14, 1999,, the Company cancelled options granted to the Company's president and chief executive officer to purchase 484,827 shares of the Company's common stock at an option price of $.375 per share for the conversion of accrued salaries to August 30, 1996 in the amount of $181,810 and granted options to purchase up to 2,847,900 shares of the Company's common stock at an option price of $.21875 per share, the fair value at the date of the grant, for the conversion of accrued salaries through April 30, 1999 totaling $622,978. The Company recorded as additional compensation expense the difference between the new option price and the cancelled option price for the 484,827 options that were cancelled amounting to $75,754 for the year ended June 30, 1999. The option is exercisable immediately and expires on May 13, 2004.

     On May 14, 1999 the Company cancelled options granted to the Company's Vice-President and Secretary to purchase 345,851 shares of the Company's common stock at an option price of $.375 per share for the conversion of accrued salaries to August 30, 1996 in the amount of $129,694 and granted options to purchase up to 1,427,127 shares of the Company's common stock at an option price of $.21875 per share, the fair value at the date of grant, for the conversion of accrued salaries through April 30, 1999 totaling $312,184. The Company recorded as additional compensation expense the difference between the new option price and the cancelled option price for the 345,881 options that were cancelled amounting to $54,039 for the year ended June 30, 1999. The option is exercisable immediately and expires on May 13, 2004.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTIONS AND WARRANTS (Continued)

     Information regarding the Company's Stock Option Plan and Warrants, for fiscal years ended 1999, 1998 and 1997, is as follows:

                                   1999                       1998                       1997
                        ------------------------     -----------------------    ----------------------
                                       WEIGHTED                    WEIGHTED                   WEIGHTED
                                        AVERAGE                     AVERAGE                   AVERAGE
                                       EXERCISED                   EXERCISED                 EXERCISED
                           SHARES        PRICE        SHARES         PRICE        SHARES       PRICE
                        ----------     ---------     ---------     ---------    ---------    ---------
Options out-
 standing -
 beginning of
 year                    2,013,178        $.54       1,163,178       $.49         330,000      $.33
Options exer-
 cised                        --                          --          --         (170,000)      .17
Options and
 warrants granted        4,555,027         .22         850,000        .60       1,053,178       .47
Options
 cancelled or
 expired                  (980,678)        .41            --          --          (50,000)      .01
                        ----------        ----       ---------       ----       ---------      ----
Options and
 warrants out-
 standing, end
 of year                 5,587,527        $.30       2,013,178       $.54       1,163,178      $.49
                        ==========        ====       =========       ====       =========      ====
Option and warrants
 price range at
 end of year                   $.19 to .56              $.38 to $1.125              $.01 to $1.06
Option price range
 for exercised
 shares                             --                       --                     $.10 to $ .38
Options available
 for grant                     1,000,000                   1,000,000                  1,000,000

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTIONS AND WARRANTS (Continued)

     The weighted exercise price and weighted fair value of options and warrants granted by the Company for the fiscal years ended 1999, 1998 and 1997 are as follows:


                                      1999                        1998                        1997
                             ----------------------      ----------------------       ----------------------
                              WEIGHTED     WEIGHTED      WEIGHTED      WEIGHTED       WEIGHTED      WEIGHTED
                              AVERAGE       AVERAGE       AVERAGE       AVERAGE        AVERAGE      AVERAGE
                             EXERCISED       FAIR        EXERCISED       FAIR         EXERCISED      FAIR
                               PRICE         VALUE         PRICE         VALUE         PRICE         VALUE
                             ---------     --------      ---------     --------       ---------     --------
Weighted average
  of options and
  warrants granted
  during the year
  whose exercise
  price exceeded
  fair market value
  at the date of
  grant                          --           --            .75           .36           --             --

Weighted average
  of options and
  warrants granted
  during the year
  whose exercise
  price was equal to
  fair market value
  at the date of
  grant                          .22         .14            .56           .38           .47            .42

     The following table summarizes information about fixed-price stock options and warrants outstanding at June 30, 1999:

                                                     Weighted
                                 Number               Average          Weighted         Number         Weighted
                              Outstanding            Remaining         Average        Exercisable      Average
     Range of Exercise        at June 30,           Contractual        Exercise       at June 30,      Exercise
         Prices                  1999                  Life              Price           1999           Price
     -----------------        ----------             ---------         ---------      -----------      --------
     $ .19 to $ .63            5,245,027             4.7 years           $ .26         5,245,027         $ .26
     $ .75 to $1.13              342,500             2.9 years           $ .90           342,500         $ .90
                               ---------                                               ---------
                               5,587,527                                               5,587,527
                               =========                                               =========

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  RELATED PARTY TRANSACTIONS

     a) On December 1, 1998 the Company issued 200,000 and 150,000 shares of the Company's common stock to Mr. Sagi and the Company's vice president/secretary, respectively in consideration for deferring their current year salaries. In connection with the transaction the Company recorded compensation expense in the amount of $65,625 for the year ending June 30, 1999.

     b) On March 31, 1998, SMC Corp. dissolved and distributed the note due from the Company to its five shareholders, including Mr. Sagi and Carlo Civelli. See Note 8 of Notes to Consolidated Financial Statements for further information. The principal amount of the note at June 30, 1999 and 1998 was $177,601 for Mr. Sagi and Mr. Civelli. Interest expense for the year ended June 30, 1999, 1998 and 1997 was $17,760, $14,208 and $14,208, for Mr. Sagi
     and Mr. Civelli. As of June 30, 1999 and 1998 accrued interest in the amount of $28,416 and $10,856 was due Mr. Sagi and Mr. Civelli.

     c) On November 16, 1998 the Company sold 150,000 shares of the Company's common stock to a Director of the Company and an officer of the Company. The Company received $100,000 net proceeds from the sale.

     d) The Company and Zigmed Corporation ("Zigmed") have entered into various agreements. Zigmed is owned and controlled by two sons of Mr. Sagi, who, prior to 1990, owned Zigmed. The Company has contracted with Zigmed to manufacture its production equipment needed for its production centers. The Company sublets warehouse space to Zigmed for $1,667 per month and received $20,000 as rental income from Zigmed for the years ended June 30, 1999 and 1998. The Company has also contracted with Zigmed for the production of the BreastCare(TM) sensors prior to the full scale production by the Company abroad. Zigmed provided material, labor and product testing services of $42,109 and $74,028 for the years ended June 30, 1999 and 1998. The Company owes Zigmed approximately $17,000 and $ -0- as of June 30, 1999 and 1998 for labor. See Note 13 of Notes to Consolidated Financial Statements for further information.

13.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases office and warehousing facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance). In June, 1997 the Company signed a three (3) year lease for office and warehouse space in Denville, New Jersey and amended its lease on April 15, 1999 to include an additional 6,000 square feet adjacent to its corporate headquarters.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (Continued)

     Future minimum lease payments for operating leases are as follows:

           Years Ending June 30,
           ---------------------

              2000                                       $104,000
              2001                                           --
              2002                                          - -
              2003                                           --
           Thereafter                                        --
                                                         --------
                                                         $104,000
                                                         ========

     RENT EXPENSE

     Rent expense for the years ended June 30, 1999, 1998 and 1997 was approximately $86,000, $68,000 and $43,000, respectively.

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment contracts in principle with the two officers/directors of the Company. The agreements all provide the following: base salaries increasing upon certain conditions, incentive bonus plans and severance benefits.

     PRODUCTION AGREEMENTS

     The Company intends to construct strategic regional production centers throughout the world to manufacture, assemble and market the BreastCare(TM) device. The Company has entered into an amended agreement with Zigmed pursuant to which Zigmed will manufacture the production equipment needed for the manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's common stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in September, 1996 issued Zigmed 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract. As of June 30, 1999, the Company has advanced Zigmed $921,179. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


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

                                                       Positions and Officers
                                                       within the Company/
Name                               Age                 Business Experience
----                               ---                 -------------------------
Zsigmond L. Sagi, Ph.D.             66                 President, Chairman of
                                                       the Board, and Chief
                                                       Executive Officer

Patricia B. Furness                 52                 Vice President,
Corporate Secretary                                    and Director

Kenneth Courey                      62                 Director

Maurice Siegel, Ph.D.               69                 Vice President of
                                                       Research and
                                                       Development and Director

Louis Gottlieb                      71                 Vice President of
                                                       Corporate Development

Carlo Civelli                       50                 Vice President of
                                                       Finance International

Paul Nelson                         67                 Director

     ZSIGMOND L. SAGI, PH.D., has served as President, Chairman of the Board, Chief Executive Officer and Chief Scientist of the Company since October, 1991. Mr. Sagi has over 30 years experience in the health-care field and has invented or developed several commercial medical devices and technological products. From 1968 until 1977 he served as Executive Vice President and Chief Operating Officer of Bio-Medical Sciences, Inc., a publicly held company of which he was one of the founders. Thereafter, he organized and managed several companies, including Zigmed Corp., a healthcare engineering firm. In 1974, he founded BCSI Laboratories, Inc., the company which developed the BreastCare(TM)/BreastAlert(TM). From 1986 until 1991, Mr. Sagi served as Chairman of the Board and President of SMC Corp., a company he founded in 1986. Mr. Sagi has been issued numerous United States and foreign patents in the fields of healthcare, chemical applications, electronics and mechanics, including the disposable oral thermometer, the Zigzag sewing machine, an ambulatory automated feeding device, and a sterilization indicator. He received his master's in mechanical engineering in 1954 and his doctorate in Physics in 1956 from the Technical University of Hungary.

     PATRICIA B. FURNESS, has served as the Vice President, Secretary and Director of the Company since 1991. In addition to managing marketing and public relations for the Company, Ms. Furness is also responsible for coordinating product and business information to the medical and financial community and for coordinating clinical follow up studies. From 1988 until 1991 she served as Vice President and Secretary of Scantek Medical Corp., and, in 1989, was elected to its Board of Directors. In 1987, Ms. Furness became the Manager of Corporate Development of Zigmed, Inc., a manufacturer of automated systems for the health care industry. Ms. Furness received a Bachelor of Science Degree in education from Appalachian State University in Boone, North Carolina in 1969 and graduate course study in Human Relations.

     KENNETH COUREY, joined the Company's Board of Directors in July 1998. Mr. Courey is the founder of QualCare Preferred Providers of New Jersey, Inc., and is presently serving as the Chairman of the Board of Directors of such company. From 1984-1996 he was President and Chief Executive Officer of St. Francis Life Care Corporation, from 1984-1994 he was President and Chief Executive Officer of SSM Health Care Ministry Corporation, and from 1970-1992 he was President of St. Clare's Riverside Medical Center. Presently, Mr. Courey is also a member of the Board of Directors of Health Care Insurance Company and C.S.R.A., a senior-housing management and development company, and one of the directors on the Advisory Board for Carnegie State Bank. Mr. Courey received a Bachelor of Arts Degree in Political Science from St. Ambrose College, Davenport, Iowa in 1959 and Master of Arts Degree in Hospital and Health Administration from State University of Iowa, Iowa City, Iowa in 1962.

     MAURICE SIEGEL, PH.D., has served as the Company's Vice President of Research and Development since 1991 and as a Director of the Company since August, 1997. Since 1989, Mr. Siegel served in the same capacity with Scantek Medical Corp., the Company's predecessor. From 1980 to 1984, Mr. Siegel was responsible for the continuing research and development of the BreastCare(TM)/BreastAlert(TM). He supervised the analytical and manufacturing operation and was involved in the process of receiving FDA medical device approval for the BreastCare(TM)/BreastAlert(TM) for sale to the professional market. Mr. Siegel was employed by Faberge, Inc. from 1957 through 1987, as Director of Research and Development from 1957 to 1996, as Vice President of Research and Development from 1966 to 1977, and last holding the position of Executive Vice President of Research and Development from 1977 to 1987. Since 1987, Mr. Siegel has been self employed and has served, and continues to serve, as a consultant to numerous companies, including Tri-Scent, Imported Beauty Lines, Telebrands and Sun Laboratories. Mr. Siegel received a Ph.D. in Physical and Organic Chemistry from New York University in 1957.

     LOUIS GOTTLIEB, has served as Vice President of Corporate Development since August, 1996. Presently, he is on the Board of Directors at Brookdale Hospital Medical Center, Linrock Nursing Home, First Central Financial Corp. From 1992-1995, Mr. Gottlieb was Treasurer and a board member of South Shore Association for Independent Living. Since 1973 he has served as CEO of the Gottlieb Group, one of the largest 500 construction firms in the U.S. From 1942 to 1945, Mr. Gottlieb served in the US Air Corps. as a Commissioned Lt. Fighter pilot. Mr. Gottlieb studied civil engineering at Brooklyn Polytechnical Institute.

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

     PAUL NELSON, has served on the Company's Board of Directors since 1991. From 1987 until 1991, he served as a Director of Scantek Medical Corp., the Company's Predecessor. In 1968, Mr. Nelson founded compressed Gas, Inc., a wholesale supplier of medical and industrial compressed gases, whereby he served as President and a Director of such company; Mr. Nelson has since sold his ownership in such company. Mr. Nelson received a Bachelor of Science Degree from the University of North Carolina in Chapel Hill, North Carolina.

Compliance with 16(a) of the Securities and Exchange Act of 1934

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten (10%) percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The following sets forth, for the fiscal years ended June 30, 1999, 1998 and 1997, the annual and long-term compensation paid or accrued of the Company's named officers.


                              SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                                            Compensation Awards
                                                     -------------------------------
                           Annual Compensation         Securities
Name and              -----------------------------    Underlying
Principal Position    Year   Salary   Bonus   Other  Options/SARs (#)    Compensation
------------------    ----  --------  ------  -----  ----------------    ------------

Zsigmond L. Sagi      1999  $190,000  $37,500   $--     2,847,900           $--
President, Chairman   1998   190,000    --       --       300,000            --
of the Board, Chief   1997   190,000    --       --       484,827            --
Executive Officer

Patricia Furness      1999    90,000   28,125    --     1,427,127            --
Vice President and    1998    90,000             --       150,000            --
Secretary             1997    75,000             --       385,851            --

EMPLOYMENT AGREEMENTS

     In July 1996, the Company entered into employment agreements in principle with Mr. Sagi and Ms. Furness. The agreements provide for base salaries of $190,000 and $75,000 respectively, incentive bonus plans and severance benefits. Mr. Furness's base salary was increased to $90,000 effective July 1997.

     In December 1998, the Company issued 200,000 and 150,000 shares of the Company's common stock to Mr. Sagi and Ms. Furness for deferring their current year salaries.

     The following table contains information regarding the grant of stock options during the year ended June 30, 1999 to the named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                 Potential Realizable
                                                                                   Value at Assumed
                       Number of   Percent of Total                              Annual Rates of Stock
                      Securities     Options/SARs                                 Price Appreciation
                      Underlying     Granted to     Exercise or                   For Option Term (3)
                     Options/SARs     Employees     Base Price     Expiration     -------------------
Name                  Granted (#)      in 1999        ($/sh.)         Date        5% ($)    10% ($)
----                  -----------  ---------------  ----------     ----------   ----------  ----------
Zsigmond L. Sagi (1)   2,847,900        63.9%         $.21875      05/14/2004   $1,059,062  $1,139,160
Patricia Furness (2)   1,427,127        32.0%         $.21875      05/14/2004      530,713     570,851

----------


(1) On August 14, 1996 the Company issued 484,827 options to purchase the Company's common stock to Mr. Sagi for deferring salaries. These options were subsequently canceled on May 14, 1999 and re-issued for 2,847,900 options to purchase the Company's common stock for the conversion of accrued salaries to April 30, 1999.

(2) On August 14, 1996, the Company issued 345,851 options to purchase the Company's common stock to Ms. Furness for deferring salaries. These options were subsequently canceled on May 14, 1999 and re-issued for 1,427,127 options to purchase the Company's common stock for the conversion of accrued salaries to April 30, 1999.

(3) Amounts represent hypothetical gains that could be achieved if the listed options were exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date, based upon fair market value of the Common Stock as of the date the options were granted. Actual gains, if any, on stock option exercises and stock holdings are dependent upon the future performance of the Company and overall financial market conditions. There can be no assurance that amounts reflected in this table will be achieved.


                         OPTION EXERCISES AND HOLDINGS

     The following table sets forth information regarding stock option exercised by the Named Officers during the year ended June 30, 1999 including the aggregate value of gains on the date of exercise. In addition, the following table provides data regarding the number of shares covered by both exercisable and non-exercisable stock options at June 30, 1999. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of existing options and $.5625, the closing sale price of the Company's common stock on June 30, 1999.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                           Value
                                         Realized
                                       (Market Price   Number of Securities                    Value of
                                        on Exercise    Underlying Unexercised             Unexercised In-The-Money
                       Common Shares     Date Less    Options/SARs at Year End (#)        Options/SARs at Year-End ($)
                        Acquired on      Exercise     ----------------------------        -----------------------------
Name                    Exercise (#)     Price)($)    Exercisable    Unexercisable         Exercisable    Unexercisable
-----                  -------------   -------------  ------------   -------------         -----------    -------------
Zsigmond L. Sagi        3,147,900         --           3,147,900         --                  982,716           --

Patricia Furness        1,617,127         --           1,617,127         --                  499,950           --


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

--------------------------------------------------------------------------------
TITLE OF CLASS         NAME & ADDRESS          AMOUNT &               PERCENT OF
                       OF BENEFICIAL           NATURE OF              CLASS
                       OWNER                   BENEFICIAL
                                               OWNER
--------------------------------------------------------------------------------
Common Stock           Zsigmond L.             8,292,467              39.08%
                       Sagi
                       19 Lockley              (2), (3), (4),
                       Court                   (5)
                       Mountain
                       Lakes, NJ
                       07046

Common Stock           361                     2,121,250              11.74%
                       Acquisition
                       Corp.
                       885 W. Georgia          (6)
                       St. Suite 1200
                       Vancouver, BC
                       Canada V6L 3E8

Common Stock           Patricia B.             2,644,127              13.43%
                       Furness
                       25 Beechway             (7), (8), (9)
                       Road
                       Mountain
                       Lakes, NJ
                       07046

--------------------------------------------------------------------------------
TITLE OF CLASS         NAME & ADDRESS          AMOUNT &               PERCENT OF
                       OF BENEFICIAL           NATURE OF              CLASS
                       OWNER                   BENEFICIAL
                                               OWNER
--------------------------------------------------------------------------------

Common Stock           Carlo Civelli           942,500                5.2%
                       19 Lockley
                       Court                   (12), (13),
                       Mountain                (14)
                       Lakes, NJ
                       07046

Common Stock           Kenneth M.              150,000                .8%
                       Courey
                       6 Farmstead Rd
                       Denville, NJ
                       07834

Common Stock           Louis Gottlieb          643,750                2.2%
                       20 N. Central
                       Avenue                  (15) (16)
                       Valley Stream,
                       NY 11580

Common Stock           Paul Nelson             139,500                .7%
                       69 Lookout
                       Road                    (10)
                       Mountain
                       Lakes, NJ
                       07046

Common Stock           Maurice L.              64,000                 .3%
                       Siegel
                       560 W. 43rd             (11)
                       Street
                       New York, NY
                       10036

Common Stock           All Directors           12,916,344             55.84%
                       & Officers as
                       a Group
                       (consisting of
                       8 persons)
----------

(1) There were 18,070,200 shares of Common Stock outstanding as of September 15, 1999.

(2) Includes 200,000 shares of the Company's Common Stock issued to Mr. Sagi for deferring current year salary.

(3) Includes 2,847,900 shares issuable to Mr. Sagi upon the exercise of options granted on May 14, 1999 for the conversion of accrued salary to April 30, 1999 and 300,000 shares issuable to

Mr. Sagi upon the exercise of options granted in January, 1998.

(4) Includes 535,785 shares received upon the dissolution of SMC Corp. (See "Certain Relationships and Related Transactions").

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

(8) Includes 150,000 shares of the Company's Common Stock issued to Ms. Furness for deferring current year salary.

(9) Includes 1,427,127 shares issuable to Ms. Furness upon the exercise of options granted on May 14, 1999 for the conversion of accrued salary to April 30, 1999, 40,000 shares issuable to Ms. Furness upon the exercise of options granted in August, 1996 and 150,000 shares issuable to Ms. Furness upon the exercise of options granted in January, 1998.

(10) Includes 40,000 shares of the Company's Common Stock issued upon the exercise of options granted on March 7, 1995 to such director.

(11) Includes 40,000 shares of the Company's Common Stock issuable upon the exercise of options granted on August 5, 1998 to Mr. Siegel.

(12) Includes 50,000 shares of the Company's Common Stock issued to Mr. Civelli upon the exercise of options granted on March 7, 1995 and 142,500 shares issuable upon the exercise of options granted on October 31, 1996.

(13) Includes 750,000 shares received upon the dissolution of SMC Corp.

(14) Does not include the 2,121,250 shares of the Company's Common Stock owned by 361 Acquisition Corp. Mr. Civelli is the largest stockholder of 361 Acquisition Corp. and controls in excess of fifty (50%) percent of the outstanding shares.

(15) Includes 40,000 shares of the Company's Common Stock issued upon the exercise of options granted on August 14, 1996 to Mr. Gottlieb.

(16) Includes 241,250 shares of the Company's Common Stock issued to Louis and Ruth Gottlieb.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) On December 1, 1998, the Company issued 200,000 and 150,000 shares of the Company's common stock to Mr. Zsigmond Sagi, the Company's President and Chief Executive Officer and Ms. Patricia Furness, the Company's Vice President/Secretary, respectively in consideration for deferring their current year salaries. In connection with this transaction, the Company recorded compensation expense in the amount of $65,625 for the year ended June 30, 1999.

     (b) The Company and SMC Corp. entered into various agreements with an investment banking firm ("361 Acquisition Corp.") to, among other things, provide financing for the Company in exchange for shares of common stock. In exchange for terminating all prior agreements between 361 and the Company and SMC Corp., the Company issued 621,250 shares of its common stock to 361 representing services valued at approximately $78,000, which was approved by the Board of Directors on March 7, 1995. On March 31, 1998, SMC Corp. dissolved and distributed the note receivable of $888,006 from the Company to its five shareholders in equal amounts of $177,601, including Mr. Sagi (the Company's President and Chief Executive Officer), Carlo Civelli (Vice President of Finance International of the Company), Kilham Management, Malir Enterprises Corp., and Zurow Investment S.A. The note terms were renegotiated with the lenders with principal payments due September 30, 1999 and interest at prime plus two (2%) percent. As of June 30, 1999, accrued interest in the amount of $28,416 and $10,856 was due Mr. Sagi and Mr. Civelli, respectively. The notes have been extended to December 31, 2000.

     (c) On November 16, 1998, the Company sold 150,000 shares of the Company's common stock to Kenneth Courey, a Director of the Company and to Louis Gottlieb, Vice President of Corporate Development; the Company received $100,000 net proceeds from the sale.

     (d) The Company intends to construct regional production centers throughout the world to manufacture, assemble and market the BreastCare(TM)/BreastAlert(TM). Accordingly, the Company entered into an agreement dated August 25, 1996, as amended, with Zigmed,

Inc. ("Zigmed"), a company owned by the two sons of Mr. Zsigmond Sagi; Zigmed, Inc. was owned by Mr. Sagi prior to 1990. Pursuant to such agreement, Zigmed agreed to manufacture the production equipment for such manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's Common Stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in March 1997 issued Zigmed 100,000 shares of the Company's Common Stock (valued at $1.00 per share) against the contract. As of June 30, 1999, the Company has advanced Zigmed $921,179.

     (e) The Company has borrowed funds from Mr. Zsigmond Sagi, the Company's President and Chief Executive Officer. The promissory note to Mr. Sagi bears interest at prime plus two (2%) percent, 10% at June 30, 1999, and is payable on December 31, 2000. The principal amount of the note is $939,003 at June 30, 1999. Subsequent to the balance sheet date, Mr. Sagi advanced an additional $317,000. Interest expense for the year ended June 30, 1999 was $107,317.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:

                                                                        Page
                                                                      ----------

     1. Financial Documents:

     Independent Auditors' Report                                        F-1

     Consolidated Balance Sheets, June 30, 1999 and 1998                 F-3

     Consolidated Statements of Operations, Years
       Ended June 30, 1999, 1998 and 1997                                F-4

     Consolidated Statements of Stockholders' Equity,
       Years Ended June 30, 1999, 1998 and 1997                       F-5 - F-6

     Consolidated Statements of Cash Flows, Years
       Ended June 30, 1999, 1998 and 1997                             F-7 - F-8

     Notes to Consolidated Financial Statements                       F-9 - F-26


     2. Financial Statement Schedules:

     All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

         On April 2, 1999, the Company filed a Current Report on Form 8-K, reporting the following items:

          (i) Item 2. Acquisition or Disposition of Assets

          (ii) Item 7. Exhibits: Settlement Agreement by and Between Scantek Medical, Inc. and HumaScan, Inc. dated as of the 11th day of March, 1999.

     (c) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this Annual Report on Form 10-KSB.

Exhibit
Number                                 Title
-------                                -----

3.1 Certificate of Incorporation and Bylaws of the Registrant -- Incorporated by Reference to Exhibit 2.1 and 2.2 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

3.2 Amendment to the Certificate of Incorporation filed March 31, 1997 -- Incorporated by Reference to Exhibit 3.2 of the Company's Report on Form 10-KSB for the year ended June 30, 1997.

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

10.4              Agreement defining Bio-Life shareholders' rights

Exhibit
Number                                 Title
-------                                -----

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

10.7 Amendment to Purchase Order Agreement dated August 28, 1996 - Incorporated by Reference to Exhibit 10.7 of the Company's Form 10-KSB for the year ended June 30, 1997.

10.8 Purchase Order between SMC Corp. and Zigmed Corp. dated January 22, 1991 -- Incorporated by Reference to Exhibit 6.3 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

10.9 Amendment to Purchase Order Agreement dated August 28, 1996 - Incorporated by Reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended June 30, 1997.

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

10.14 HumaScan Inc. Licensing Agreement between Scantek Medical, Inc. and HumaScan, Inc. dated October 20, 1995

Exhibit
Number                                 Title
-------                                -----

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

10.18 Lease between Scantek Medical, Inc. and Pablito, L.L.C. for Warehouse and Office Space dated June 13, 1997 - Incorporated by Reference to Exhibit 10.18 of the Company's Form 10-KSB for the year ended June 30, 1997.

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

10.21 Licensing Agreement with Health Technologies International Inc. and Scantek Medical Inc. dated August 15, 1996 -- Incorporated by Reference to Exhibit 10.21 of the Company's Form 10-KSB for the year ended June 30, 1997.

10.22 Amendment to Licensing Agreement dated August 15, 1996 between Health Technologies International Inc. and Scantek Medical, Inc. dated April 30, 1997 -- Incorporated by Reference to
                  Exhibit 10.22 of the Company's Form 10-KSB for the year ended June 30, 1997.

10.23 Licensing Agreement with Scantek Medical, Inc. and Sandell Corp. S.A. dated September 22, 1997 -- Incorporated by Reference to Exhibit 10.23 of the

Exhibit
Number                                 Title
-------                                -----

                  Company's Form 10-KSB for the year ended June 30, 1997.

10.24 Amendment to Licensing Agreement between HumaScan, Inc. and Scantek Medical Inc. dated May 15, 1998 -- Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K filed May 27, 1998.

10.25             Amendment to Licensing Agreement with Scantek Medical, Inc.
                  and Sandell Corp. S.A. dated February 18, 1998 -- Incorporated by Reference to Exhibit 10.25 of the Company's Form 10-KSB for the year ended June 30, 1998.

10.26 Settlement Agreement between Scantek Medical, Inc and HumaScan, Inc. dated March 11, 1999 -- Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed April 2, 1999.

10.27 Amendment to Lease Agreement between Scantek Medical, Inc. and Pablito, L.L.C. dated April 15, 1999

10.28 Distribution Agreement with Scantek Medical, Inc. and Nugard HealthCare Ltd. dated July 14, 1999.

11 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-KSB.

21                Subsidiaries of the Registrant.

27                Financial Data Schedule.

99.1 Reinstatement of Patent No. RE.4,624,264 United States, Extension to November 25, 2003, dated August 12, 1997 -- Incorporated by reference of the Company's Form 10-KSB for the year ended June 30, 1998.


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

Date: October 12, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ZSIGMOND L. SAGI
-------------------------------------
Zsigmond L. Sagi
President, Chairman of the Board,
Chief Executive Officer
and Director


/s/ PATRICIA B. FURNESS
-------------------------------------
Patricia B. Furness
Vice President, Corporate Secretary
and Director


/s/ KENNETH COUREY
-------------------------------------
Kenneth Courey
Director


/s/ PAUL NELSON
-------------------------------------
Paul Nelson
Director


/s/ MAURICE SIEGEL
-------------------------------------
Maurice Siegel
Director