Form 10QSB
period 1999-09-30
SCANTEK MEDICAL INC
filed 1999-11-15
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number 000-27592


                              SCANTEK MEDICAL INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              84-1090126
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                   321 Palmer Road, Denville, New Jersey 07834
                                 (973) 366-5250
             (Address and telephone number, including area code, of
                    registrant's principal executive office)


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

Yes _X_        No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At October 31, 1999, there were 18,453,420 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX

                                                                          Page
                                                                          ----

Part I.  Financial Information                                             1

  Item 1.         Financial Statements

                  Consolidated Balance Sheets as of
                   September 30, 1999 (unaudited) and
                   June 30, 1999                                           2

                  Consolidated Statements of Operations
                   and Comprehensive (Loss) for the
                   Three Months Ended September 30, 1999 and
                   1998 (unaudited)                                      3 - 4

                  Consolidated Statements of Cash Flows
                   for the Three Months Ended September 30,
                   1999 and 1998 (unaudited)                             5 - 6

                  Notes to Financial Statements (unaudited)              7 - 8

  Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         9 - 14

Part II. Other Information

  Item 1.         Legal Proceedings                                       15

  Item 6.         Exhibits and Report on Form 8-K                         15

Signatures                                                                16

PART I.  Financial Information

     Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

     The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   September 30,       June 30,
                                                       1999             1999
                                                    -----------     -----------
                                                    (Unaudited)
Current Assets:
  Cash                                              $    33,528     $     5,516
  Marketable securities                                 240,069         409,272
  Inventory                                             898,796         898,796
  Due from licensees                                     55,000              --
  Prepaid expenses                                       84,452          84,287
                                                    -----------     -----------
         Total Current Assets                         1,311,845       1,397,871
                                                    -----------     -----------

Property and equipment - net                          1,729,112       1,803,974
Other assets - net                                      644,077         160,179
                                                    -----------     -----------
         TOTAL ASSETS                               $ 3,685,034     $ 3,362,024
                                                    ===========     ===========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
  Short-term debt                                   $ 1,324,271     $ 1,274,271
  Accounts payable                                    1,186,140       1,210,861
  Accrued interest                                      342,602         224,279
  Accrued salaries                                    1,176,119       1,106,119
  Accrued expenses                                      120,902          84,213
                                                    -----------     -----------

     Total Current Liabilities                        4,150,034       3,899,743
                                                    -----------     -----------

Long-term debt                                        1,852,009       1,827,009
                                                    -----------     -----------
         Total Liabilities                            6,002,043       5,726,752
                                                    -----------     -----------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock, par value $.001
   per share - authorized 5,000,000
   shares; none issued                                       --              --
  Common stock, par value $.001 per
   share - authorized 45,000,000 shares;
   outstanding 18,328,420 and 18,070,200 shares          18,328          18,070
  Additional paid-in-capital                          3,534,923       3,433,002
  Deficit                                            (5,734,537)     (5,649,915)
  Cumulative other comprehensive (loss)                (135,723)       (165,885)
                                                    -----------     -----------

         Total Stockholders' (Deficiency)            (2,317,009)     (2,364,728)
                                                    -----------     -----------

         TOTAL LIABILITIES AND STOCK-
          HOLDERS' (DEFICIENCY)                     $ 3,685,034     $ 3,362,024
                                                    ===========     ===========




                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                      1999             1998
                                                  ------------     ------------
Revenues:
  Net sales                                       $         --     $     94,792
  License fees                                         597,500          500,000
                                                  ------------     ------------
         Total Revenues                                597,500          594,792
                                                  ------------     ------------

Costs and Expenses:
  Cost of sales                                         85,275           57,415
  General and administrative expenses                  433,674          194,930
  Research and development                              70,000           81,391
                                                  ------------     ------------

         Total Costs and Expenses                      588,949          333,736
                                                  ------------     ------------

Net operating income                                     8,551          261,056
                                                  ------------     ------------

Other income (expense):
  Interest and dividends                                    73              119
  Gain on sale of marketable securities                 76,644               --
  Interest expense                                    (169,890)         (40,539)
                                                  ------------     ------------
                                                       (93,173)         (40,420)
                                                  ------------     ------------

Net earnings (loss)                               $    (84,622)    $    220,636
                                                  ============     ============

Earnings (loss) per common share -  basic         $         --     $        .01
                                                  ============     ============
Earnings (loss) per common share - diluted        $         --     $        .01
                                                  ============     ============
Weighted average number of common
  shares outstanding - basic                        18,328,420       17,220,200
                                                  ============     ============
Weighted average number of common
 shares outstanding -  diluted                      18,328,420       17,453,714
                                                  ============     ============

                                                                     (Continued)

                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                  (Unaudited)                        (Continued)



                                                Three Months Ended September 30,
                                                --------------------------------
                                                    1999               1998
                                                 -----------        -----------

Net earnings (loss)                              $   (84,622)       $   220,636

Other comprehensive income
  (expense) net of income taxes:

   Unrealized gain (loss) on
    marketable securities                             30,162         (1,383,243)
                                                 -----------        -----------

Comprehensive (loss)                             $   (54,460)       $(1,162,607)
                                                 ===========        ===========


                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1999            1998
                                                    ---------       ---------
Cash flows from operating activities:
 Net earnings (loss)                                $ (84,622)      $ 220,636
Adjustments to reconcile net
 earnings (loss) to net cash
 used in operating activities:
  Depreciation and amortization                        91,764          22,592
  Net gain on sale of mar-
   ketable securities                                 (76,644)             --
  Non-cash officers compensation                       55,943              --
  Other non-cash items                               (211,264)         14,218
  Changes in operating
   assets and liabilities                            (106,848)       (375,283)
                                                    ---------       ---------
         Net Cash (Used in)
          Operating Activities                       (331,671)       (117,837)
                                                    ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of
   marketable securities                              276,009              --
  Purchase and deposits
   of equipment                                            --        (140,000)
                                                    ---------       ---------
         Net Cash Provided by
          (Used in) Investing
          Activities                                  276,009        (140,000)
                                                    ---------       ---------

Cash flows from financing activities:
   Proceeds from borrowings                            60,000         100,000
   Proceeds from officer loans                         25,000         125,000
   Repayment of officer loans                         (10,000)             --
   Repayment of notes                                  (1,326)         (1,202)
   Proceeds from sale of common stock                  10,000              --
                                                    ---------       ---------
         Net Cash Provided by
          Financing Activities                         83,674         223,798
                                                    ---------       ---------

Net Increase (decrease) in Cash                        28,012         (34,039)

Cash - beginning of period                              5,516          55,929
                                                    ---------       ---------

Cash - end of period                                $  33,528       $  21,890
                                                    =========       =========


                                                                     (Continued)

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (Continued)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1999               1998
                                                 -----------        -----------
Changes in Operating Assets
 and Liabilities Consist of:
  (Increase) in inventory                        $        --        $   (54,224)
  (Increase) decrease in
    due from licensees                              (305,000)            75,000
  (Increase) decrease in
   prepaid expenses                                     (165)             3,816
  (Increase) in other assets                          (3,300)           (63,792)
  Increase in accounts payable
   and accrued expenses                              201,617            163,917
  Increase (decrease) in
   deferred income                                        --           (500,000)
                                                 -----------        -----------
                                                 $  (106,848)       $  (375,283)
                                                 ===========        ===========
Supplementary information:
 Cash paid during the year for:
         Interest                                $    30,783        $     1,531
                                                 ===========        ===========
         Income taxes                            $        --        $        --
                                                 ===========        ===========
Non-cash investing activities:
  Acquisition of investment in
   connection with
   licensing agreement                           $  (247,500)       $        --
                                                 ===========        ===========
  Unrealized gain (loss)
   on marketable securities                      $    30,162        $(1,383,243)
                                                 ===========        ===========
Other Non-Cash Activities:
 Conversion of accrued
  expenses to common stock                       $    20,312        $        --
                                                 ===========        ===========
 Conversion of accounts
  payable to stock options                       $    15,924        $    14,218
                                                 ===========        ===========
 Conversion of common stock
  issued to officers for loan
  financing                                      $    55,943        $        --
                                                 ===========        ===========


                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

          The consolidated balance sheet as of September 30, 1999, and the consolidated statements of operations and comprehensive (loss) and cash flows for the three months ended September 30, 1999 and 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive (loss) and cash flows for all periods presented have been made. Certain items in the September 30, 1998 financial statements have been reclassified to conform to September 30, 1999 classifications. The information for June 30, 1999 was derived from audited financial statements.

2.   BASIS OF PRESENTATION

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in a normal course of business.

          The Company has experienced losses during its development stage. The Company is no longer a development stage Company but losses and negative cash flows from operations have continued in the current fiscal year. As of September 30, 1999, the Company has a working capital deficit of approximately $2.3 million.

          The activities of the Company are being financed through the sale of its common stock and debt securities. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commercial acceptability of the (BreastCare(TM)) device throughout the world. This uncertainty raises substantial doubt about the ability of the Company to continue as a going concern.

          The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities the might be necessary should the Company be unable to continue as a going concern.

3.   EARNINGS (LOSS) PER SHARE

          Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed using the weighted average number of common shares and potential common shares outstanding during the period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   SEGMENTS - GEOGRAPHIC AREAS

          The Company does not have reportable operating segments as defined in Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The method for attributing revenues to individual countries is based on the destination to which finished goods are shipped. The Company operates facilities in the United States and South America.

          One hundred (100%) percent of the sales ($94,792) of the BreastCare(TM) device for the three months ended September 30, 1998 were to the Company's former South American licensee, Sandell Corporation S.A. Sales of the BreastCare(TM) device were not recorded by the Company until Sandell Corporation S.A. shipped the BreastCare(TM) device to unrelated entities. Revenues include license fees received by the Company in connection with various arrangements contracted throughout the world. The following is a summary of key financial data:

                                                        Three Months Ended
                                                           September 30,
                                                      1999              1998
                                                    ---------         ---------
Total Revenues:
  United States                                     $ 597,500         $ 557,415
  South America                                            --            94,792
  Less intergeographic revenue                             --           (57,415)
                                                    ---------         ---------
                                                    $ 597,500         $ 594,792
                                                    =========         =========

Income (loss) from operations:
  United States                                     $ 160,427         $ 319,402
  South America                                      (151,876)          (58,346)
                                                    ---------         ---------
                                                    $   8,551         $ 261,056
                                                    =========         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

     Results of Operations

          The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                         % Increase (Decrease) from Prior Period
                                         ---------------------------------------
                                                Three Months Ended
                                                September 30, 1999
                                                compared with three
                                                    months ended
                                                September 30, 1998
                                                ------------------

Sales (1)                                                -- %
License fee revenue                                    19.5
Cost of sales                                          48.5
General and administrative expense                    122.5
Research and development                              (14.0)
Interest expense                                      319.1
Net earnings (loss)                                  (138.4)

(1) Percentage not meaningful

Three Months Ended September 30,1999 vs.
  Three Months Ended September 30,1998


Revenues

Net sales decreased to $-0- during the three months ended September 30, 1999 from $94,792 during the three months ended September 30, 1998 as the Company is re-focusing its South American marketing strategy in Brazil. The Company expects its distribution operations in Brazil to be in full operation during the latter part of the fourth quarter of calendar 1999, while shipments to Ireland commenced in October 1999. The Company will manufacture the BreastCare(TM) device in its U.S. facilities. Manufacturing in Brazil will commence during the second quarter of calendar 2000 after the Company establishes a new manufacturing facility in Brazil.

License fee revenue increased to $597,500 during the three months ended September 30, 1999 from $500,000 for the three months ended September 30, 1998 as the Company recognized higher license fees from Nugard Healthcare Ltd. as compared to Sandell from the preceding year.

Cost of Sales

Cost of sales increased to $85,275 during the three months ended September 30, 1999 from $57,415 during the three months ended September 30, 1998 primarily due to depreciation expense of $69,211 on the production equipment compared to the cost of sales of the initial shipments of its product during the first quarter of the Company's prior year.

General and Administrative Expenses

General and administrative expenses increased 122.5% for the three month period ending September 30, 1999 as compared with the three month period ended September 30, 1998. This increase is primarily due to increases in consulting services in connection with the Company's South American marketing strategies in Brazil.

Interest Expense

Interest expense was $169,890 for the three months ended September 30, 1999 compared to $40,539 for the three months ended September 30, 1998. The 319.1% increase was attributable to the increase on the Company's short-term debt.

Research and Development Expenses

Research and development expense decreased 14.0% to $70,000 during the three months ended September 30, 1999 from $81,391 during the three months ended September 30, 1998. The decrease is primarily attributable to decreased salaries incurred by the Company in the experimental area of development of its product.

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

     During September 1998, the Company commenced the sale of its BreastCare(TM) device in Brazil, Uruguay and Paraguay through its South American licensee. During February 1999, the Brazilian economy declined and the Brazilian currency lost fifty (50%) percent of its value. Brazil increased the import and value - added tax from approximately twenty - one (21%) percent in December 1998 to approximately seventy - four (74%) percent in February 1999. Due to these factors, sales substantially decreased in Brazil, which represents approximately eighty (80%) percent of the Company's present revenue. The Company plans to move the production facility from Uruguay to Brazil. This will eliminate the high value - added tax and will be able to facilitate sales. The Company terminated its license agreement with its former licensee in South America and signed a letter of intent to create a joint venture with exclusive rights to import, manufacture, market and distribute the BreastCare(TM) device in Brazil.

The Company expects to commence its distribution operations in Brazil during the fourth quarter of calendar 1999 while shipments to Ireland commenced in October 1999. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of September 30, 1999, the Company borrowed $1,200,000 from unaffiliated third parties. These loans are payable by the Company on various dates through June 2000. In addition, the Company's president advanced the Company an additional $342,000. These loans have supported the Company through the prior fiscal year and the current first quarter, and the Company expects the cash flow from sales commencing in the latter part of 1999 to cover the operations of the Company in calendar 2000 providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM) device commences.

As previously noted, the Company terminated its license agreement with its South American licensee. The Company will manufacture, market and distribute the BreastCare(TM) device throughout South America through the Company's South American subsidiaries.

     On July 19,1999 the Company, through its Brazilian subsidiary Scantek Medical Do Brazil LTDA, executed a letter of intent with Contrutoro CEC LTDA ("CEC") and EPIC - Empressa de Participacano, Investimnto e Consultoia s/c LTDA. ("EPIC") to create a joint venture with exclusive rights to import, manufacture, market and distribute the BreastCare(TM) device in Brazil. The letter of intent is subject to a definitive agreement which is still in negotiations between the parties.

     On July 29, 1999 the Company granted an exclusive license to Nugard Healthcare Ltd, an Irish company,, ("Nugard") to market Scantek's BreastCare(TM) device in Ireland and the United Kingdom. Nugard will pay a non-refundable licensing fee of $350,000 in various stages, of which $45,000 was received as of September 30, 1999, and the Company received common shares equivalent to fifteen (15%) percent of Nugard's total outstanding common shares. The agreement requires minimum purchase of 5,000 units per month. The purchase price will range from $10 to $15 per unit based on shipment of the BreastCare(TM) device to the government or private physicians. Sales commenced to Nugard in October 1999.

     The Company executed a letter of intent on August 20, 1997 with respect to the acquisition of a Hungarian based manufacturer of plastic medical packaging products and the manufacturing facility for an aggregate purchase price of $1,750,000. It is the Company's intention to use this facility as a production center for the BreastCare(TM) device for Eastern Europe. The acquisition is subject to the Company obtaining financing for the purchase of the Hungarian manufacturer.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM) in the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for manufacturing of the BreastCare(TM) device for the contract price of $1,850,680. The Company as of September 30, 1999, has advanced Zigmed Inc. payments of $989,679 and issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The balance of $861,001 will be paid when the Company raises the additional capital.

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

     The Company was formerly a development stage company and became fully operational in early 1999. All computers the Company operates now are compatible with the Year 2000. The Company expects to vastly upgrade its computer system as it becomes fully operational in the latter part of 1999.

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

PART II.  Other Information

     Item 1. Legal Proceedings

          See Item 3 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

     (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SCANTEK MEDICAL INC.



                                          By: /s/ Zsigmond Sagi
                                              ----------------------------
                                              Zsigmond Sagi, President and
                                              Chief Financial Officer


Dated:  November 13, 1999