Form 10QSB
period 1999-12-31
SCANTEK MEDICAL INC
filed 2000-02-22
CIK 926229

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1999


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

     At January 31, 2000 there were 18,335,920 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX

                                                                      Page
                                                                      ----
Part I. Financial Information                                            1

  Item 1. Financial Statements

          Consolidated Balance Sheets as of
          December 31, 1999 (unaudited) and
          June 30, 1999                                                  2

          Consolidated Statements of Operations
          and Comprehensive Income (Loss) for the
          six and three Months Ended December
          31, 1999 and 1998 (unaudited)                               3 - 4

          Consolidated Statements of Cash Flows
          for the Six Months Ended December 31,
          1999 and 1998 (unaudited)                                   5 - 6

          Notes to Financial Statements (unaudited)                   7 - 8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9 - 15

Part II. Other Information

  Item 1. Legal Proceedings                                               16

  Item 6. Exhibits and Report on Form 8-K                                 16

Signatures                                                                17

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

     The results of operations for the six months ended December 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                 December 31,       June 30,
                                                    1999              1999
                                                 -----------        --------
                                                 (Unaudited)
Current Assets:
  Cash                                           $     6,499        $    5,516
  Marketable securities                              210,481           409,272
  Inventory                                          892,001           898,796
  Due from licensees                                  55,000              -
  Prepaid expenses                                    63,919            84,287
                                                  ----------         ---------
         Total Current Assets                      1,227,900         1,397,871
                                                  ----------         ---------

Property and equipment - net                       1,654,250         1,803,974
Other assets - net                                   627,175           160,179
                                                  ----------         ---------
         TOTAL ASSETS                            $ 3,509,325        $3,362,024
                                                  ==========         =========


                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
  Short-term debt                                $ 1,408,028        $1,274,271
  Accounts payable                                 1,220,214         1,210,861
  Accrued interest                                   358,415           224,279
  Accrued salaries                                 1,229,472         1,106,119
  Accrued expenses                                   330,846            84,213
                                                  ----------         ---------
     Total Current Liabilities                     4,546,975         3,899,743
                                                  ----------         ---------
Long-term debt                                     1,935,009         1,827,009
                                                  ----------         ---------
         Total Liabilities                         6,481,984         5,726,752
                                                  ----------         ---------
Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock, par value $.001
   per share - authorized 5,000,000
   shares; none issued                                --                  --
  Common stock, par value $.001 per
   share - authorized 45,000,000
   shares; outstanding 18,335,920
   and 18,070,200 shares                              18,336            18,070
  Additional paid-in-capital                       3,551,364         3,433,002
  Deficit                                         (6,377,048)       (5,649,915)
  Cumulative other comprehensive (loss)             (165,311)         (165,885)
                                                  ----------         ---------
         Total Stockholders' (Deficiency)         (2,972,659)       (2,364,728)
                                                  ----------         ---------
         TOTAL LIABILITIES AND STOCK-
          HOLDERS' (DEFICIENCY)                  $ 3,509,325        $3,362,024
                                                  ==========         =========




                 See notes to consolidated financial statements.


                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                    Six Months Ended December 31,    Three Months Ended December 31,
                                                    -----------------------------    -------------------------------
                                                       1999               1998           1999              1998
                                                    ----------         ---------     -----------         -----------
Revenues:
  Net sales                                        $     5,775         $  127,775      $     5,775       $  32,983
  License fees                                         597,500            752,500             --           252,500
                                                   -----------         ----------      -----------       ---------
   Total Revenues                                      603,275            880,275            5,775         285,483
                                                   -----------         ----------      -----------       ---------
Costs and Expenses:
  Cost of sales                                        182,940            163,905           97,665          40,394
  General and administrative expenses                  884,902            437,788          451,228         308,954
  Research and development                             140,000            217,016           70,000         135,625
                                                   -----------         ----------      -----------       ---------
   Total Costs and Expenses                          1,207,842            818,709          618,893         484,973
                                                   -----------         ----------      -----------       ---------
Net operating income (loss)                           (604,567)            61,566         (613,118)       (199,490)
                                                   -----------         ----------      -----------       ---------
Other income (expense):
  Interest and dividends                                   150                135               77              16
  Gain on sale of marketable securities                 76,644               --               --              --
  Interest expense                                    (199,360)           (89,618)         (29,470)        (49,079)
                                                   -----------         ----------      -----------       ---------
                                                      (122,566)           (89,753)         (29,393)        (49,095)
                                                   -----------         ----------      -----------       ---------
Net (loss)                                         $  (727,133)        $  (27,917)     $  (642,511)      $(248,553)
                                                   ===========         ==========      ===========       =========
Loss per common share -  basic                           $(.04)            $  --             $(.04)         $ (.01)
                                                         =====             ======            =====          ======
Loss per common share - diluted                          $(.04)            $  --             $(.04)         $ (.01)
                                                         =====             ======            =====          ======
Weighted average number of common
  shares outstanding - basic                        18,328,420         17,366,033       18,328,420      17,511,867
                                                   ===========         ==========       ==========      ==========
Weighted average number of common
 shares outstanding -  diluted                      18,328,420         17,366,033       18,328,420      17,511,867
                                                   ===========         ==========       ==========      ==========

                                                                                                    (Continued)

                                            See notes to consolidated financial statements.



                                                 SCANTEK MEDICAL INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                             (UNAUDITED)                                  (CONTINUED)

                                                               Six Months Ended December 31,    Three Months Ended December 31,
                                                                   1999           1998               1999              1998
                                                               ------------    ------------      ------------      --------------
Net loss                                                       $  (727,133)        (27,917)      $  (642,511)      $   (248,553)
Other comprehensive income (expense) net of income taxes:
   Unrealized gain (loss) on marketable securities                (165,311)         66,601           (29,588)        (1,171,772)
                                                               -----------      ----------       -----------       ------------
Comprehensive income (loss)                                    $  (892,444)     $   38,684       $  (672,099)      $ (1,420,325)
                                                               ===========      ==========       ===========       ============




                                            See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                      1999             1998
                                                   ----------     --------------

Cash flows from operating activities:
 Net (loss)                                        $  (727,133)   $   (27,917)
Adjustments to reconcile net
 (loss) to net cash used in
 operating activities:
   Depreciation and amortization                       183,528        111,280
   Net gain on sale of marketable securities           (76,644)          --
   Non-cash officers compensation                       55,943         65,625
   Other non-cash items                               (194,815)        29,005
   Changes in operating assets and liabilities         233,664        342,175
                                                   -----------    -----------
         Net Cash Provided by (Used in)
          Operating Activities                        (525,457)       534,231
                                                   -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of
   marketable securities                               276,009           --
  Purchase and deposits
   of equipment                                           --       (1,140,680)
                                                   -----------    -----------
         Net Cash Provided by
          (Used in) Investing
          Activities                                   276,009     (1,140,680)
                                                   -----------    -----------
Cash flows from financing activities:
   Proceeds from borrowings                            115,528        300,000
   Proceeds from officer loans                         112,000        184,000
   Repayment of officer loans                          (28,271)          --
   Repayment of notes                                   41,174         (1,202)
   Proceeds from sale of common stock                   10,000        100,000
                                                   -----------    -----------
         Net Cash Provided by
          Financing Activities                         250,431        582,798
                                                   -----------    -----------
Net Increase (decrease) in Cash                            983        (23,651)

Cash - beginning of period                               5,516         55,929
                                                   -----------    -----------
Cash - end of period                               $     6,499    $    32,278
                                                   ===========    ===========

                                                                   (Continued)

                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Continued)

                                                   Six Months Ended December 31,
                                                  ------------------------------
                                                      1999             1998
                                                  ------------      ------------
Changes in Operating Assets
 and Liabilities Consist of:
  Decrease (increase) in inventory                $     6,795       $  (159,132)
  (Increase) decrease in
    due from licensees                               (305,000)          200,000
  (Increase) decrease in
   prepaid expenses                                    20,368           (79,157)
  (Increase) in other assets                           (3,300)          (92,583)
  Increase in accounts payable
   and accrued expenses                               514,801         1,225,547
  (Decrease) in deferred income                          --            (752,500)
                                                  -----------       -----------
                                                  $   233,664       $   342,175)
                                                  ===========       ===========
Supplementary information:
 Cash paid during the year for:
         Interest                                 $    32,831       $    90,668
                                                  ===========       ===========
         Income taxes                             $       200       $      --
                                                  ===========       ===========
Non-cash investing activities:
  Acquisition of investment in
   connection with
   licensing agreement                            $  (247,500)      $      --
                                                  ===========       ===========
  Unrealized (loss)
   on marketable securities                       $      (574)      $(1,171,772)
                                                  ===========       ===========
Other Non-Cash Activities:
 Conversion of accrued
  expenses to common stock                        $    20,837       $    14,063
                                                  ===========       ===========
 Conversion of accounts
  payable to stock options                        $    31,848       $    29,005
                                                  ===========       ===========
 Conversion of accrued officers'
  salaries to common stock                        $      --         $    65,625
                                                  ===========       ===========
 Conversion of common stock
  issued to officers for loan
  financing                                       $    55,943       $      --
                                                  ===========       ===========


                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     The consolidated balance sheet as of December 31, 1999, and the consolidated statements of operations and comprehensive income (loss) and cash flows for the six months ended December 31, 1999 and 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive income (loss) and cash flows for all periods presented have been made. Certain items in the December 31, 1998 financial statements have been reclassified to conform to December 31, 1999 classifications. The information for June 30, 1999 was derived from audited financial statements.

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in a normal course of business.

     The Company has experienced losses during its development stage. The Company is no longer a development stage Company but losses and negative cash flows from operations have continued in the current fiscal year. As of December 31, 1999, the Company has a working capital deficit of approximately $3 million.

     The activities of the Company are being financed through the sale of its common stock and debt securities and the sale of marketable securities owned by the Company. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commercial acceptability of the (BreastCare(TM)) device throughout the world. This uncertainty raises substantial doubt about the ability of the Company to continue as a going concern.

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

     One hundred (100%) percent of the sales ($127,775) of the BreastCare(TM) device for the six months ended December 31, 1998 were to the Company's former South American licensee, Sandell Corporation S.A. Sales of the BreastCare(TM) device were not recorded by the Company until Sandell Corporation S.A. shipped the BreastCare(TM) device to unrelated entities. Revenues include license fees received by the Company in connection with various arrangements contracted throughout the world. The following is a summary of key financial data:

                                                 Six Months Ended
                                                   December 31,
                                             --------------------------
                                               1999              1998
                                             --------          --------
Total Revenues:
  United States                              $ 597,500         $ 752,500
  South America                                   --             127,775
  Europe                                         5,775              --
  Less intergeographic revenue                    --             (75,436)
                                             ---------         ---------
                                             $ 603,275         $ 804,839
                                             =========         =========
Income (loss) from operations:
  United States                              $(327,273)        $  28,108
  South America                               (277,294)           33,458
                                             ---------         ---------
                                             $(604,567)        $  61,566
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

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for funds has increased from period to period as it has incurred expenses for among other things, research and development; applications for and maintaining of domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and attempts to raise the necessary capital for initial production. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and major shareholder. The Company has entered into various license agreements that have raised additional funds and borrowed money against common stock received in connection with the license agreements. In addition, the Company's auditors' report for the year ended June 30, 1999 dated August 24, 1999 expressed an opinion as to the Company continuing as a going concern.

     During September 1998, the Company commenced the sale of its BreastCare(TM) device in Brazil, Uruguay and Paraguay through its South American licensee. During February 1999, the Brazilian economy declined and the Brazilian currency lost fifty (50%) percent of its value. Brazil increased the import and value - added tax from approximately twenty - one (21%) percent in December 1998 to approximately seventy - four (74%) percent in February 1999. Due to these factors, sales substantially decreased in Brazil, which represents approximately eighty (80%) percent of the Company's revenue. The Company plans to establish a production facility in Brazil. This will eliminate the high value - added tax and will be able to facilitate sales. The Company terminated its license agreement with its former licensee in South America but all key personnel for the licensee have joined Scantek. The Company's Brazilian subsidiary plans to import, manufacture, market and distribute the BreastCare(TM) device in Brazil.

     The Company expects to commence its distribution operations in South America during the first quarter of calendar 2000 while shipments to Ireland commenced in October 1999 and shipments to other parts of Europe will commence during the first quarter of calendar 2000. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of December 31, 1999, the Company borrowed $1,400,000 from unaffiliated third parties. These loans are payable by the Company on various dates through December 2000. In addition, the Company's president advanced the Company an additional $108,000 since July 1999. These loans have supported the Company through the prior fiscal year and the current six months, and the Company expects the cash flow from sales commencing in the second quarter of calendar 2000 to cover the operations of the Company in calendar 2000 providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM) device commences.

     As previously noted, the Company terminated its license agreement with its South American licensee. The Company will manufacture, market and distribute the BreastCare(TM) device throughout South America through the Company's South American subsidiaries.

     In July 1999 the Company, through its Brazilian subsidiary Scantek do Brazil LTDA, executed a letter of intent with another entity to create a joint venture with exclusive rights to import, manufacture, market and distribute the BreastCare(TM) device in Brazil. After completing its due diligence the Company terminated the letter of intent.

     Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and is also the most desirable location for production, shipping, financing and tax incentives. The Company plans to establish a 2,550 square meter manufacturing facility in Recife, Pernambuco at the new port of Suape. The Company plans to start construction in early 2000 and anticipates construction to be completed by June 2000. The Company will ship the production equipment in March for arrival in early April.

     The State of Penambuco has offered various incentives including acreage to build the facility, a 75% reduction in taxes for 11 years, free shipping outside the state and in connection with the federal programs offered in Northeast Brazil financing programs to help fund the operations and capital improvements.

     The Company plans to ship the BreastCare(TM) device from the United States until the production facility in Brazil is operational.

     On July 29, 1999 the Company granted an exclusive license to Nugard Healthcare Ltd, an Irish company,, ("Nugard") to market Scantek's BreastCare(TM) device in Ireland and the United Kingdom. Nugard will pay a non-refundable licensing fee of $350,000 in various stages, of which $45,000 was received as of December 31, 1999, and the Company received common shares equivalent to fifteen (15%) percent of Nugard's total outstanding common shares. The agreement requires minimum purchase of 5,000 units per month. The purchase price will range from $10 to $15 per unit based on shipment of the BreastCare(TM) device to the government or private physicians. Sales commenced to Nugard on a pilot basis through December 1999 and in 2000 began fulfilling its minimum purchase agreement.

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

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM) in the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for manufacturing of the BreastCare(TM) device for the contract price of $1,850,680. The Company as of December 31, 1999, has advanced Zigmed Inc. payments of $920,104 and issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The balance of $830,576 will be paid when the Company raises the additional capital.

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

Results of Operations

     The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                      % Increase  (Decrease) from Prior Period
                                     ------------------------------------------
                                      Six Months Ended     Three  Months Ended
                                      December 31, 1999     December 31, 1999
                                      compared with 1998    compared  with 1998
                                     -------------------  ----------------------
Sales (1)                                  (92.5)%                 (1)%
License fee revenue                        (20.6)                  (1)
Cost of sales                               11.6                  141.8
General and administrative
 expense                                   102.1                   46.1
Research and development                   (35.5)                 (48.4)
Interest expense                           122.5                  (39.9)
Net earnings (loss)                      (2504.6)                (158.5)

(1) Percentage not meaningful

SIX MONTHS ENDED DECEMBER 31,1999 VS.
  SIX MONTHS ENDED DECEMBER 31,1998

Revenues

     Net sales decreased to $5,775 during the six months ended December 31, 1999 from $127,775 during the six months ended December 31, 1998 as the Company is re-focusing its South American marketing strategy in Brazil. The Company will ship the BreastCare(TM) device from the United States during the first quarter to South America until the manufacturing facility in Brazil is completed. Shipments to Ireland commenced in October 1999 and shipments to other parts of Europe will commence during the first quarter of calendar 2000. Manufacturing in Brazil is planning to commence during the second quarter of calendar 2000 after the Company completes construction of its new manufacturing facility in Brazil. Until then the Company will manufacture the BreastCare(TM) device in its U.S. facilities. Manufacturing for Europe will continue in its U.S. facilities until the Company establishes a manufacturing facility in Europe.

     Net sales decreased to $5,775 during the three months ended December 31, 1999 from $32,983 during the three months ended December 31, 1998 due to the same reasons presented in the six month analysis.

     License fee revenue decreased to $597,500 during the six months ended December 31, 1999 from $752,500 for the six months ended December 31, 1998 as the Company recognized license fees from Nugard Healthcare Ltd. as compared to higher license fees from Sandell Corp. and D-Lanz Corp from the preceding year.

     License fee revenue decreased to $-0- during the three months ended December 31, 1999 from $252,500 during the three months ended December 31, 1998. The Company recognized license fee income from D-Lanz Corp during 1998 but received no license fee income during 1999.

Cost of Sales

     Cost of sales increased to $182,940 during the six months ended December 31, 1999 from $163,905 during the six months ended December 31, 1998 primarily due to depreciation expense of $138,422 on the production equipment compared to the cost of sales of the initial shipments of its product during the first six months of the Company's prior year.

     Cost of sales increased 141.8% to $97,665 during the three month period ended December 31, 1999 from $40,394 during the three months period ended December 31, 1998 for primarily the same reasons set forth in the six month analysis.

General and Administrative Expenses

     General and administrative expenses increased 102.1% to $884,902 during the six months ended December 31, 1999 compared to $437,788 during the six months ended December 31, 1998. This increase is primarily due to increases in consulting services in connection with the Company's South American marketing strategies in Brazil.

     General and administrative expenses increased 46.1% to $451,228 during the three months ended December 31, 1999 compared to $308,954 during the three months ended December 31, 1998 for principally the same reasons set forth in the six month analysis.

Research and Development Expenses

     Research and development expense decreased 35.5% to $140,000 during the six months ended December 31, 1999 from $217,015 during the six months ended December 31, 1998. The decrease is primarily attributable to decreased salaries incurred by the Company in the experimental area of development of its product.

     Research and development expenses decreased 48.4% to $70,000 during the three month period ended December 31, 1999 from $135,625 during the three months ended December 31, 1998 for primarily the same reasons set forth in the six month analysis.

Interest Expense

     Interest expense was $199,360 for the six months ended December 31, 1999 compared to $89,618 for the six months ended December 31, 1998. The 122.5% increase was attributable to the increase on the Company's short-term debt.

     Interest expense was $29,470 for the three months ended December 31, 1999 compared to $49,079 for the three months ended December 31, 1998. The 39.9% decrease was attributed to imputed interest on stock issued in consideration of short term loans recorded in the three months ended September 30, 1999 as opposed to the six months ended December 31, 1999.

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

     The Company was formerly a development stage company and became fully operational in early 1999. All computers the Company operates now are compatible with the Year 2000. The Company expects to vastly upgrade its computer system as it becomes fully operational in the year 2000.

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

     Item 1. Legal Proceedings

             See Item 3 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

     Item 6. Exhibits and Reports on Form 8-K

       (a)   Exhibits:  Exhibit 27.1 Financial Data Schedule.

       (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCANTEK MEDICAL INC.



                                          By:/s/ ZSIGMOND SAGI
                                          -------------------------------
                                             Zsigmond Sagi, President and
                                             Chief Financial Officer

Dated:  February 14, 2000