Form 10QSB
period 2000-03-31
SCANTEK MEDICAL INC
filed 2000-05-12
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

YES __X__       NO _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At April 30, 2000 there were 18,362,170 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX

                                                                           Page

Part I.  Financial Information .........................................    1

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of
            March 31, 2000 (unaudited) and
            June 30, 1999 ..............................................    2

           Consolidated Statements of Operations
            and Comprehensive (Loss) for the
            nine and three Months Ended March
            31, 2000 and 1999 (unaudited) ..............................  3 - 4

           Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31,
            2000 and 1999 (unaudited) ..................................  5 - 6

           Notes to Consolidated Financial Statements (unaudited) ......  7 - 8

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..............  9 - 14

Part II. Other Information

  Item 1.  Legal Proceedings ...........................................    15

  Item 6.  Exhibits and Reports on Form 8-K ............................    15

Signatures .............................................................    16

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

          The results of operations for the nine months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                 March 31,            June 30,
                                                -----------          ----------
                                                   2000                 1999
                                                -----------          ----------
                                                (Unaudited)
Current Assets:
  Cash .......................................  $     9,090          $    5,516
  Marketable securities ......................      257,020             409,272
  Accounts receivable ........................       24,000                -
  Inventory ..................................      883,558             898,796
  Due from licensees .........................       55,000                -
  Prepaid expenses ...........................       48,214              84,287
                                                -----------          ----------
         Total Current Assets ................    1,276,882           1,397,871
                                                -----------          ----------

Property and equipment - net .................    1,579,381           1,803,974
Other assets - net ...........................      596,273             160,179
                                                -----------          ----------
         TOTAL ASSETS ........................  $ 3,452,536          $3,362,024
                                                ===========          ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Short-term debt ............................  $ 1,582,715          $1,274,271
  Accounts payable ...........................    1,253,750           1,210,861
  Accrued interest ...........................      443,607             224,279
  Accrued salaries ...........................    1,299,472           1,106,119
  Accrued expenses ...........................      357,451              84,213
                                                -----------          ----------

     Total Current Liabilities ...............    4,936,995           3,899,743
                                                -----------          ----------

Long-term debt ...............................    1,908,709           1,827,009
                                                -----------          ----------
         Total Liabilities ...................    6,845,704           5,726,752
                                                -----------          ----------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock, par value $.001
   per share - authorized 5,000,000
   shares; none issued .......................          -                   -

  Common stock, par value $.001 per
   share - authorized 45,000,000
   shares; outstanding 18,362,170
   and 18,070,200 shares .....................       18,362              18,070

  Additional paid-in-capital .................    3,744,841           3,433,002

  Deficit                                        (7,111,391)         (5,649,915)
  Cumulative other comprehensive (loss) ......      (44,980)           (165,885)
                                                -----------          ----------

         Total Stockholders' Deficiency ......   (3,393,168)         (2,364,728)
                                                -----------          ----------
         TOTAL LIABILITIES AND STOCK-
          HOLDERS' DEFICIENCY ................  $ 3,452,536          $3,362,024
                                                ===========          ==========


                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                   (UNAUDITED)


                                                Nine Months Ended March 31,  Three Months Ended March 31,
                                                --------------------------    --------------------------
                                                   2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
Revenues:
  Net sales ..................................  $    29,775    $  127,775     $    24,000    $       -
  License fees ...............................      597,500     1,127,500             -          375,000
                                                -----------    -----------    -----------    -----------
   Total Revenues ............................      627,275     1,255,275          24,000        375,000
                                                -----------    -----------    -----------    -----------
Costs and Expenses:
  Cost of sales ..............................      275,555       233,555          92,615        69,650
  General and administrative expenses ........    1,331,301       769,306         446,399       331,518
  Research and development ...................      213,768       290,689          73,768        73,673
                                                -----------    -----------    -----------    -----------

   Total Costs and Expenses ..................    1,820,624     1,293,550         612,782        474,841
                                                -----------    -----------    -----------    -----------

Net operating (loss) .........................   (1,193,349)      (38,275)       (588,782)       (99,841)
                                                -----------    -----------    -----------    -----------
Other income (expense):
  Interest and dividends .....................          202           149              52             14
  Gain (loss) on sale of
   marketable securities .....................       25,007           -           (51,637)           -
  Interest expense ...........................     (293,336)     (167,366)        (93,976)       (77,748)
                                                -----------    -----------    -----------    -----------
                                                   (268,127)     (167,217)       (145,561)       (77,734)
                                                -----------    -----------    -----------    -----------

Net (loss) ...................................  $(1,461,476)   $  (205,492)   $  (734,343)   $  (177,575)
                                                ===========    ===========    ===========    ===========
Loss per common share -  basic ...............  $      (.08)   $      (.01)   $      (.04)   $      (.01)
                                                ===========    ===========    ===========    ===========
Loss per common share - diluted ..............  $      (.08)   $      (.01)   $      (.04)   $      (.01)
                                                ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding - basic .................  18, 333,820     17,566,035     18,333,820     17,406,659
                                                ===========    ===========    ===========    ===========
Weighted average number of common
 shares outstanding -  diluted ...............   18,333,820     17,566,035     18,333,820     17,406,659
                                                ===========    ===========    ===========    ===========



                                   (Continued)
                 See notes to consolidated financial statements.
                                       -3-

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                                   (UNAUDITED)
                                   (CONTINUED)


                                  Nine Months Ended March 31,   Three Months Ended March 31,
                                  --------------------------    --------------------------
                                      2000          1999           2000            1999
                                  -----------    -----------    -----------    -----------
Net loss ......................   $(1,461,476)   $  (205,492)   $  (734,343)   $  (177,575)

Other comprehensive income
 (expense) net of income taxes:

   Unrealized gain (loss) on
    marketable securities .....       120,905     (2,723,732)       120,331       (168,717)
                                  -----------    -----------    -----------    -----------

Comprehensive (loss) ..........   $(1,340,571)   $(2,929,224)   $  (614,012)   $  (346,292)
                                  ===========    ===========    ===========    ===========



                 See notes to consolidated financial statements.
                                       -4-

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                          Nine Months Ended March 31,
                                          --------------------------
                                              2000           1999
                                          -----------    -----------

Cash flows from operating activities:
 Net (loss) ...........................   $(1,461,476)   $  (205,492)
Adjustments to reconcile net
 (loss) to net cash used in
 operating activities:
  Depreciation and amortization .......       275,299        199,967
  Net gain on sale of mar-
   ketable securities .................       (25,007)          --
  Non-employee stock based
   compensation .......................        47,772         44,929
  Non-cash officers compensation ......       171,093         65,625
  Other non-cash items ................      (164,234)        84,375
  Changes in operating
   assets and liabilities .............       463,145       (356,480)
                                          -----------    -----------
         Net Cash (Used in)
          Operating Activities ........      (693,408)      (167,076)
                                          -----------    -----------

Cash flows from investing
 activities:
  Proceeds from sale of
   marketable securities ..............       298,164           --
  Purchase and deposits
   of equipment .......................          --       (1,202,980)
                                          -----------    -----------
         Net Cash Provided by
          (Used in) Investing
          Activities ..................       298,164     (1,202,980)
                                          -----------    -----------

Cash flows from financing
 activities:
   Proceeds from borrowings ...........       367,715      1,050,000
   Proceeds from officer loans ........       133,513        249,500
   Repayment of officer loans .........       (76,084)          --
   Repayment of notes .................       (36,326)        (1,202)
   Proceeds from sale of common stock .        10,000        100,000
                                          -----------    -----------
         Net Cash Provided by
          Financing Activities ........       398,818      1,398,298
                                          -----------    -----------

Net Increase in Cash ..................         3,574         28,242

Cash - beginning of period ............         5,516         55,929
                                          -----------    -----------

Cash - end of period ..................   $     9,090    $    84,171
                                          ===========    ===========










                                   (Continued)
                 See notes to consolidated financial statements.
                                       -5-

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                    Nine Months Ended March 31,
                                                    -----------    -----------
                                                       2000            1999
                                                    -----------    -----------
Changes in Operating Assets
 and Liabilities Consist of:
  (Increase) in accounts receivable .............   $   (24,000)   $      --
  Decrease (increase) in inventory ..............        15,238     (1,017,632)
  (Increase) decrease in
    due from licensees ..........................      (291,000)       401,900
  (Increase) decrease in
   prepaid expenses .............................        36,073       (141,808)
  (Increase) in other assets ....................        (3,300)       (62,255)
  Increase in accounts payable
   and accrued expenses .........................       730,134      1,215,815
  (Decrease) in deferred income .................          --         (752,500)
                                                    -----------    -----------
                                                    $   463,145    $  (356,480)
                                                    ===========    ===========
Supplementary information:
 Cash paid during the year for:
         Interest ...............................   $    37,083    $    94,668
                                                    ===========    ===========
         Income taxes ...........................   $       200    $     5,637
                                                    ===========    ===========
Non-cash investing activities:
  Acquisition of investment in
   connection with
   licensing agreement ..........................   $  (247,500)   $      --
                                                    ===========    ===========
  Unrealized gain (loss)
   on marketable securities .....................   $   120,905    $(2,723,732)
                                                    ===========    ===========
Other Non-Cash Activities:
  Conversion of accounts
  payable to stock options ......................   $    47,772    $    44,929
                                                    ===========    ===========
 Conversion of accrued officers'
  salaries to common stock ......................   $     9,375    $      --
                                                    ===========    ===========
 Conversion of accrued officers'
  salaries to common stock ......................   $      --      $    65,625
                                                    ===========    ===========
 Common stock issued for loan
  financing .....................................   $    73,891    $    84,375
                                                    ===========    ===========
 Compensation for the cancellation
  and re-issuance of stock options ..............   $   171,093    $      --
                                                    ===========    ===========


                 See notes to consolidated financial statements.
                                       -6-

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

          The consolidated balance sheet as of March 31,2000, and the consolidated statements of operations and comprehensive (loss) and cash flows for the nine months ended March 31, 2000 and 1999 have been prepared by Scantek Medical Inc and Subsidiaries ("Scantek" or the "Company") and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive (loss) and cash flows for all periods presented have been made. The information for June 30, 1999 was derived from audited financial statements.

2.   BASIS OF PRESENTATION

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in a normal course of business.

          The Company has experienced losses during its development stage. The Company is no longer a development stage Company but losses and negative cash flows from operations have continued in the current fiscal year. As of March 31, 2000, the Company has a working capital deficit of approximately $3.4 million.

          The activities of the Company are being financed through the sale of its common stock and debt securities and the sale of marketable securities owned by the Company. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commercial acceptability of the BreastCare(TM) device throughout the world. This uncertainty raises substantial doubt about the ability of the Company to continue as a going concern.

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

          United States revenues include license fees received by the Company in connection with various arrangements contracted throughout the world. Revenues in South America for the nine months ended March 31, 2000 were shipments to Colombia from the Company's subsidiary in Uruguay. Revenues in South America for the nine months ended March 31, 1999 were to the Company's former South American licensee, Sandell Corporation, S.A. Sales of the BreastCare(TM) device were not recorded by the Company until Sandell Corporation, S.A. shipped the BreastCare(TM) device to unrelated entities.

                                      Nine Months Ended March 31,
                                      --------------------------
                                         2000            1999
                                      -----------    -----------
     Total Revenues:
       United States ..............   $   597,500    $ 1,127,775
       South America ..............        24,000        127,500
       Europe .....................         5,775           --
       Less intergeographic revenue          --          (75,436)
                                      -----------    -----------
                                      $   627,275    $ 1,179,839
                                      ===========    ===========

     Income (loss) from operations:
       United States ..............   $(1,168,512)   $  (101,051)
       South America ..............      (292,964)      (104,441)
                                      -----------    -----------
                                      $(1,461,476)   $  (205,492)
                                      ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, which may cause actual results to differ materially from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company's need for funds has increased from period to period as it has incurred expenses for among other things, research and development; applications for and maintaining of domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and attempts to raise the necessary capital for initial production. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and major shareholder. The Company has entered into various license agreements that have raised additional funds. In addition, the Company's auditors' report for the year ended June 30, 1999 dated August 24, 1999 expressed an opinion as to the Company continuing as a going concern.

          During September 1998, the Company commenced the sale of its BreastCare(TM) device in Brazil, Uruguay and Paraguay through its South American licensee. During February 1999, the Brazilian economy declined and the Brazilian currency lost fifty (50%) percent of its value. Brazil increased the import and value - added tax from approximately twenty - one (21%) percent in December 1998 to approximately seventy - four (74%) percent in February 1999. Due to these factors, sales substantially decreased in Brazil, which represents approximately eighty (80%) percent of the Company's expected revenue. The Company is establishing a production facility in Brazil. This will eliminate the high value - added tax and hopefully will be able to facilitate sales. The Company terminated its license agreement with its former licensee in South America but all key personnel for the licensee have joined Scantek. The Company's Brazilian subsidiary plans to manufacture, market and distribute the BreastCare(TM) device in Brazil and export to other South American countries.

          The Company expects to commence its distribution operations in South America during the second half of calendar 2000 while shipments to Ireland commenced in October 1999 and shipments to other parts of Europe will commence during the second half of calendar 2000. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of March 31, 2000, the Company borrowed $1,582,715 from unaffiliated third parties of which approximately $308,000 was advanced since June 30, 1999. These loans are payable by the Company on various dates through December 2000. In addition, as of May 12, 2000 the Company's president advanced the Company an additional $177,000 since July 1999. These loans have supported the Company through the prior fiscal year and the current nine months, and the Company expects the cash flow from sales commencing in the second quarter of calendar 2000 to cover the operations of the Company in calendar 2000 providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM) device commences.

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

          Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and is also the most desirable location for production, shipping, financing and tax incentives. The Company is establishing a 2,550 square meter manufacturing facility in Recife, Pernambuco at the new port of Suape. The Company plans to start construction in early 2000 and anticipates construction to be completed by August 2000. The Company will ship the production equipment for arrival by the time construction is complete.

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

          On July 29, 1999 the Company granted an exclusive license to Nugard Healthcare Ltd, an Irish company,, ("Nugard") to market Scantek's BreastCare(TM) device in Ireland and the United Kingdom. Nugard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received as of March 31, 2000, and the Company received common shares equivalent to fifteen (15%) percent of Nugard's total outstanding common shares. The agreement requires minimum purchase of 5,000 units per month. The purchase price will range from $10 to $15 per unit based on shipment of the BreastCare(TM) device to the government or private physicians. Sales commenced to Nugard on a pilot basis through December 1999 and will begin fulfilling the required minimum purchase agreement after various clinical tests are completed.

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

          The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM) in the international market. The Company entered into an agreement with Zigmed Inc. pursuant to which Zigmed Inc. will manufacture the production equipment needed for manufacturing of the BreastCare(TM) device for the contract price of $1,850,680. The Company as of March 31, 2000, has advanced Zigmed Inc. payments of $940,604 and issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The balance of $810,076 will be paid when the Company raises the additional capital.

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


     RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                         % Increase (Decrease) from Prior Period
                                        ----------------------------------------
                                        Nine Months Ended     Three Months Ended
                                          March 31, 2000        March 31, 2000
                                        compared with 1999    compared with 1999
                                        ------------------    ------------------
     Sales (1) .......................        (76.7)%                (1)%
     License fee revenue .............        (47.0)                 (1)
     Cost of sales ...................         18.0                  33.0
     General and administrative
      expense ........................         73.1                  34.7
     Research and development ........        (26.5)                   .3
     Interest expense ................         75.3                  20.9
     Net earnings (loss) .............       (611.2)               (313.5)

     ----------

     (1) Percentage not meaningful


     NINE MONTHS ENDED MARCH 31,2000 VS. NINE MONTHS ENDED MARCH 31,1999
       AND THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31,
       1999

     REVENUES

          Net sales decreased to $29,775 during the nine months ended March 31, 2000 from $127,775 during the nine months ended March 31, 1999 as the Company is re-focusing its South American marketing strategy in Brazil. The Company will ship the BreastCare(TM) device from the United States during the second quarter to South America until the manufacturing facility in Brazil is completed. Shipments to Ireland commenced in October 1999 and shipments to other parts of Europe will commence during the second half of calendar 2000. Manufacturing in Brazil is planning to commence during the second half of calendar 2000 after the Company completes construction of its new manufacturing facility in Brazil. Until then the Company will manufacture the BreastCare(TM) device in its U.S. facilities. Manufacturing for Europe will continue in its U.S. facilities until the Company establishes a manufacturing facility in Europe.

          Net sales increased to $24,000 during the three months ended March 31, 2000 from $-0- during the three months ended March 31, 1999. In 2000 the Company shipped the BreastCare(TM) device to Colombia. Shipments in 1999 were discounted due to economic conditions in Brazil.

          License fee revenue decreased to $597,500 during the nine months ended March 31, 2000 from $1,127,500 for the nine months ended March 31, 1999 as the Company recognized license fees from Nugard Healthcare Ltd. as compared to higher license fees from Sandell Corp, D-Lanz Corp and HumaScan from the preceding year.

          License fee revenue decreased to $-0- during the three months ended March 31, 2000 from $375,000 during the three months ended March 31, 1999. The Company recognized license fee income from HumaScan Corp during 1999 but received no license fee income during 2000.

     COST OF SALES

          Cost of sales increased to $275,555 during the nine months ended March 31, 2000 from $233,555 during the nine months ended March 31, 1999 primarily due to depreciation expense of $207,633 on the production equipment compared to $132,192 for the same nine month period ended March 31, 1999.

          Cost of sales increased 33% to $92,615 during the three month period ended March 31, 2000 from $69,650 during the three months period ended March 31, 1999 for primarily the same reasons set forth in the nine month analysis.

     GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses increased 73.1% to $1,331,301 during the nine months ended March 31, 2000 compared to $769,306 during the nine months ended March 31, 1999. This increase is primarily due to increases in consulting services, compensation expense and travel expense in connection with the Company's South American marketing strategies in Brazil.

          General and administrative expenses increased 34.7% to $446,399 during the three months ended March 31, 2000 compared to $331,518 during the three months ended March 31, 1999 for principally the same reasons set forth in the nine month analysis.

     RESEARCH AND DEVELOPMENT EXPENSES

          Research and development expense decreased 26.5% to $213,768 during the nine months ended March 31, 2000 from $290,389 during the nine months ended March 31, 1999. The decrease is primarily attributable to decreased salaries incurred by the Company in the experimental area of development of its product.

          Research and development expenses increased .3% to $73,768 during the three month period ended March 31, 2000 from $73,673 during the three months ended March 31, 1999 as these expenses stayed constant during the period.

     INTEREST EXPENSE

          Interest expense was $293,336 for the nine months ended March 31, 2000 compared to $167,366 for the nine months ended March 31, 1999. The 75.3% increase was attributable to the increase on the Company's short-term debt.

          Interest expense was $93,976 for the three months ended March 31, 2000 compared to $77,748 for the three months ended March 31, 1999. The 20.9% increase is primary for the same reasons as set forth in the nine month analysis.

PART II.  Other Information

     Item 1.   Legal Proceedings

          See Item 3 of the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits: Exhibit 27.1 Financial Data Schedule.

          (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SCANTEK MEDICAL INC.



                                          By:/s/ ZSIGMOND SAGI
                                             ---------------------------------
                                                 Zsigmond Sagi, President and
                                                 Chief Financial Officer


Dated:  May 12, 2000