Form 10KSB
period 2000-06-30
SCANTEK MEDICAL INC
filed 2000-10-13
CIK 926229

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________ TO ______________

                        COMMISSION FILE NUMBER 000-27592

                              SCANTEK MEDICAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             84-1090126
-----------------------------                           ---------------------
(State or Other Jurisdiction                               (I.R.S.Employer
Incorporation                                           or Identification No.)
of Organization)

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

                                 YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Aggregate market value of voting stock held by non-affiliates as of September 30, 2000 was approximately $9,416,252 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day).

     Number of shares of Common Stock outstanding as of September 30, 2000:
19,639,690.

     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                              SCANTEK MEDICAL INC.
                                      INDEX

Part I

                                                                            Page

         Item 1.  Business ..............................................   1

         Item 2.  Properties ............................................  22

         Item 3.  Legal Proceedings .....................................  22

         Item 4.  Submission of Matters to Vote of
                  Security Holders ......................................  22

Part II

         Item 5.  Market for Registrant's Common Equity
                  and Related Stockholders Matters ......................  23

         Item 6.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations .........................................  26

         Item 7.  Financial Statements ..................................  32*

         Item 8.  Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure ..................................  33
Part III

         Item 9.  Directors and Executive Officers; .....................  33
                  Promoters and Control Persons;
                  Compliance with Section 16(a)
                  of the Exchange Act

         Item 10. Executive Compensation ................................  35

         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management .................................  37

         Item 12. Certain Relationships and
                  Related Transactions ..................................  40
 Part IV

         Item 13. Exhibits and Reports on Form 8-K ......................  42

         Signatures .....................................................  47

         * Page F-1 follows page 32

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

ITEM 1.  BUSINESS

GENERAL

     Scantek Medical, Inc. (OTC: BB, SKML) (the "Company"), a Delaware corporation, was organized under the name "Jenncor Acquisition Inc." on June 10, 1988, to obtain funding for prospective business opportunities available to publicly held entities. Until October 3, 1991, when the Company exchanged its shares with Scantek Digital Systems Inc. ("SDSI"), the Company's only business activities involved raising capital through a public offering pursuant to Regulation A of the Securities Act of 1933, as amended (the "Act"). Pursuant to the share exchange between the Company and SDSI, the then holder of several patents relating to a medical product known as the BreastCare(TM)/BreastAlert(TM), Differential Temperature Sensor/Breast Abnormality Indicator (the "BreastCare(TM)/BreastAlert(TM)"), SDSI became a wholly-owned subsidiary of the Company. The Company was formerly a developmental stage company and became fully operational in early 1999.

     On June 6, 2000 , the Company opened its web site, WWW.SCANTEKMEDICAL.COM. The web site will provide information about the Company and its business, and its principal product, BreastCare(TM)/BreastAlert(TM). Also included will be summaries of clinical studies, sales and distribution progress and plans, press releases and financial information, participation at medical conferences, and links to other sites for information on breast cancer."

     The Company is headquartered in Denville, New Jersey, where it maintains approximately 13,000 square feet of manufacturing and administrative space. At this facility, the Company has two production lines in which to manufacture the BreastCare(TM)/BreastAlert(TM). These production lines are capable of producing two million units per shift annually. One production line will be shipped to the Company's subsidiary, Scantek Medical do Brasil Ltda, when the new manufacturing facility is completed at Port Suape, Pernambuco-Brazil in the first half of calendar year 2001. The Company maintains a manufacturing and administrative staff and intends to add to its staff in key functional areas, pending funding of the Company and revenue from sales of the BreastCare(TM)/BreastAlert(TM) units.

     The Company is a medical company engaged in developing, manufacturing, selling and licensing of products and devices to assist in the early detection and diagnosis of disease. At the present time, the Company is focusing on manufacturing, selling and licensing the Company's first product, the BreastCare(TM)/BreastAlert(TM) in response to the global demand for the early detection of breast disease, a major threat to women's health in developing as well as industrial countries. In today's health care environment, containment of medical care cost is a major priority. The Company has focused its business on easy to use low cost products and devices for its domestic and international markets, which will have an impact on preventive health care and cost containment. The BreastCare(TM)/BreastAlert(TM) has United States Food and Drug Administration ("FDA") marketing clearance; the BreastCare(TM)/BreastAlert(TM) is to be used by physicians as an adjunct to clinical breast examination, mammography and other established procedures for the detection of breast disease. The BreastCare(TM)/BreastAlert(TM) is a single-use, non-invasive, easy to use and cost-effective test to alert the physician to the possibility of a physiological condition that may be thermally active cancer.

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

     In the United States, American women are afforded with a preventive health measure, mammography. In developing countries however, mammography is not readily available to women, even for those women who have the resources to pay for such. There is a void between manifestation of the breast cancer and detection due to unavailable screening systems. Failure to intervene during this period may significantly reduce the likelihood of survival because the cancer then metastasizes. The American Cancer Society, on Cancer Facts & Figures in 2000, reported that if cancer is localized at the time of diagnosis, there is a 96% chance of a 5-year survival rate, which has risen from 72% in 1940. Nevertheless, in spite of research and efforts to detect breast cancer in the early stages, the rate of mortality due to breast cancer in developing countries has consistently increased over the past four decades.

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

     One of the important biological activities of malignant tumors is the increased rate of growth as compared to the surrounding or "host" tissue. The malignant propensities are directly related to the speed of cell division; this in turn is reflected by accelerated local metabolism, which is adequately supported by increased blood and lymphatic vascularity. These biological alterations can be detected by measuring temperature differences in the tumor and its immediate environment, or by comparing to the same area of the opposite breast.

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

     The BreastCare(TM)/BreastAlert(TM) consists of a pair of mirror-image, non-invasive, lightweight, disposable soft pads, each of which has three wafer-thin foil segments containing columns of heat sensitive chemical sensors that change color from blue to pink reflecting an 8.5 degree temperature range between 90 and 98.5 Fahrenheit. When placed against a woman's breast inside her brassiere for a period of 15 minutes, the BreastCare(TM)/BreastAlert(TM) registers the temperature variations due to heat conducted from within the breast tissue to the surface of the skin. The result will be digitally, not analogically, indicated by color changes for each temperature gradation. Significant temperature differences (2 degrees Fahrenheit or four bars) in the corresponding areas of the breast may indicate an abnormal unilateral thermal activity long before a lump is discovered by self-examination, clinical examination or other detection methods such as mammography, ultrasound, etc. Accordingly, by comparing the mirror-image temperature differences between the two breasts registered by the BreastCare(TM)/BreastAlert(TM), a determination can be made as to whether a sufficient abnormality is present to warrant further site-specific testing by other diagnostic techniques, including, but not limited to mammography and/or biopsy. The BreastCare(TM)/BreastAlert(TM) test does not replace recommended guidelines for scheduled mammographic screening.

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

     The BreastCare(TM)/BreastAlert(TM) measures underlying breast tissue temperature and not skin surface temperature by retaining emitted heat when the BreastCare(TM)/BreastAlert(TM) is placed against the breast. It differs from preexisting infrared and liquid crystal thermography techniques, which allow the heat to escape or radiate during measurement. The BreastCare(TM)/BreastAlert(TM) takes into consideration that the average temperature patterns of a healthy woman's breast are closely symmetrical. This method detects abnormalities by comparing the temperature differences in the corresponding mirror image areas of a woman's breast.

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

BREASTCARE(TM)/BREASTALERT(TM) TEST RESULTS vs. BIOPSY FINDINGS: In the first study in 1984, the BreastCare(TM)/BreastAlert(TM) was the focus of a clinical trial involving 179 women who underwent a biopsy. This multi-center study was conducted at three prestigious cancer institutions: M.D. Anderson Hospital and Tumor Institute, Memorial Sloan-Kettering Hospital, and Brotman Memorial Hospital. The BreastCare(TM)/BreastAlert(TM) tested positive for the suspicion of cancer in 93 of the 112 women who were diagnosed with cancer, for an overall sensitivity index of 83.0% and was notably stronger in detecting unilateral cancers - a sensitivity index of 88.1% (that is, 74 of the 84 unilateral cancers diagnosed). The frequency of false negatives was higher among patients who underwent biopsies of both breasts (less than 3% of breast cancers are believed to be bilateral generally).

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

     The BreastCare(TM)/BreastAlert(TM) is accurate, both in terms of sensitivity and specificity. Notably, the very low false positive rate (true negatives with a positive BreastCare(TM)/BreastAlert(TM) test) of 13.5% for the initial screening trial of BreastCare(TM)/BreastAlert(TM) actually assumes two additional circumstances: (1) that no mammographically undetectable cancers occurred; and (2) that the rate of subsequent cancers within this so-called false positive group is not statistically higher than that of the population of women as a whole. A lower true false positive rate for the BreastCare(TM)/BreastAlert(TM) can be assumed if abnormal thermal distribution is a risk marker for future disease incidences, as had frequently been suggested. In fact, several publications have documented a positive predictive value for thermographically based tests to detect future cancers. The screening study demonstrated reliability approaching that of mammography and significantly greater than distantly related thermographic techniques.

     In conclusion, these studies have demonstrated the following with respect to use of the BreastCare(TM)/BreastAlert(TM):(i) the BreastCare(TM)/BreastAlert(TM) measures differences in temperature between corresponding areas of the left and right breasts, (ii) the BreastCare(TM)/BreastAlert(TM) is a safe device; no adverse reactions were observed, (iii) minimal variances were found due to clinical influences of hormones, (iv) a positive test result was found to be a strong indication that a breast abnormality exists which warrants further examination by a physician with respect to the possibility of breast cancer; and (v) it is advisable to confirm a positive test result with a repeat test. The best results were achieved upon arising in the morning, a time which is characterized by low body temperature in normal tissue (a positive result was confirmed with a retest). Although a negative test result was found to indicate a greatly reduced likelihood of cancer, it does not mean that the woman is free of breast abnormalities, including cancer. The BreastCare(TM)/BreastAlert(TM) may fail to detect the very slow growing (cold) tumors which have a relatively low rate of metabolic activity. In a study of 200 asymptomatic women, comparison of two successive tests indicated that 12 of 178 negative scores (7%) shifted to a positive level in the second test.

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

ADDITIONAL CLINICAL STUDIES

     Through the efforts of the Company, the European Institute of Oncology, located in Milan, Italy, is now performing clinical studies on the BreastCare(TM)/BreastAlert(TM). The study, which involves 500 women is under the supervision of Dr. Virgilio Sacchini, a world-renowned surgical oncologist. Upon completion of the study, Dr. Sacchini will submit the study for publication in medical journals.

     On June 11, 1999, at the International Mastology Meeting in Sao Paulo, Brazil, Dr. Alfred Barros, surgical oncologist and president of the Brazilian Society of Mastology, and Dr. Carlos Menke, gynecologist, professor of the University of Rio Grande Do Sul and Mastologist of the Clinical Center of Porto Alegre, presented the results of the Brazilian multi center clinical study of the Company's BreastCare(TM)/BreastAlert(TM) device. The clinical study was conducted by physician members of the Brazilian Society of Mastology using a uniform protocol to examine the capabilities of the BreastCare(TM)/BreastAlert
(TM) with a screening method and diagnostic validation of cases suspicious of cancer. The BreastCare(TM)/BreastAlert(TM) was compared with corresponding mammographic (909 cases) and /or biopsy (151) results. The results were analyzed and evaluated by Dr. Alvaro Ronco, the head of Cancer Epidemiology at Pronacam (National Breast Cancer Program, Ministry of Public Health of Uruguay) and a member of the New York Academy of Sciences and of the Society for Epidemiological Research in Baltimore as follows: (i) If clinical breast examination is normal or doubtful (absence of suspicion of cancer) and the BreastCare(TM)/BreastAlert(TM) test is negative, the probability of absence of cancer confirmed by biopsy is around 95%; (ii) if clinical breast examination is suspicious of cancer and the BreastCare(TM)/BreastAlert(TM) is positive, the probability of having cancer is about 98%; and (iii) the performance of the BreastCare(TM)/BreastAlert(TM) is slightly better in women under 50 years old, who are mainly pre menopausal.

     In August, 1999, the BreastCare(TM)/BreastAlert(TM), was presented by speakers via satellite at the European School of Oncology Congress in Rio de Janeiro, Brazil. The Chairmen were Professors Umberto Veronesi (Italy) and Jose
A. Pinotti (Sao Paulo)

     Dr. Virgilio Sacchini, Surgical Oncologist of the European Institute of Oncology Milan, Italy presented "Experience in the Clinical Application of the BreastCare(TM)/BreastAlert(TM) in Medical Practices", via satellite, which related to the European and Brazilian experience which discussed: 1) The need for a low-cost, accurate test, which provides immediate results with physical examination, and mammography; 2) A new technology called BreastCare(TM)/BreastAlert(TM) , which can supply the need; 3) That there is evidence of recent clinical studies in South America and Europe that suggest the evaluation of heat on the surface of the breast, that BreastCare(TM)/BreastAlert(TM) can be an auxiliary modality in diagnosing breast cancer; 4) With the new modality, objective results are produced immediately; and, 5) That the technology is based on cellular epithelial increases in temperature when abnormal metabolic process happens, which is proliferation of atypical epithelial.

     Dr. Carlos Menke, Gynecologist, professor of University of Rio Grande Do Sul and Mastologist of the Clinical Hospital of Porto Alegre also spoke on the Brazilian experience with the clinical studies. Management is very confident with the results of the studies i.e., when clinical examination is normal and BreastCare(TM)/ BreastAlert(TM) is negative, the probability of the absence of breast cancer is 95%, and if clinical examination is suspicious and BreastCare(TM)/BreastAlert(TM) is positive, the probability of the presence of cancer is 98%.

     In September 1999, the BreastCare(TM)/BreastAlert(TM) was presented at its exhibition and several symposiums at the III North East Mastology Congress in Salvador-Bahia-Brazil. Dr. Ezio Novais Dias, president of the Congress, is a renowned gynecologist and mastologist at the San Rafael Hospital in Salvador-Bahia. Dr. Dias is vice president of the International Society of Mastology, President of the Brazilian Mastology School and a member of the Company's Brazilian Medical Board.

     The Company's BreastCare(TM)/BreastAlert(TM) was given extensive exposure at the Congress by some of the most renowned mastologists in South America, as well as, in the world. Dr. Jose Antonio Ribeiro Filho, Gynecologist and Mastologist, and President of the Brazilian Academy of Medicine coordinated a symposium on "BreastCare(TM)/ BreastAlert(TM); A New Method of Diagnosis of Breast Cancer."

     Also Dr. Alvaro Ronco, head of Cancer Epidemiology at Pronocam (National Breast Cancer Program, Ministry of Public Health of Uruguay), member of the New York Academy of Sciences (New York) and of the Society for Epidemiological Research (Baltimore) presented the "Epidemiology Aspects with
BreastCare(TM)/BreastAlert(TM)."

     Dr. Alfredo Barros, Gynecologist and Mastologist at University Medical Hospital in Sao Paulo and president of the Brazilian Mastology Society gave the results of the Brazilian Mastology Society's "BreastCare(TM)/BreastAlert(TM) clinical studies." Dr. Carlos Henrique Menke, gynecologist, professor at University of Rio Grande Do Sul and Mastologist at the Clinical Center of Porto Alegre, presented "Clinical Applications of BreastCare(TM)/BreastAlert(TM)."

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

     In January, 1998, the Company organized a wholly-owned subsidiary, Scantek Medical S.A., Inc., a Uruguayan company, to distribute the BreastCare(TM)/BreastAlert(TM)in South America.

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

     During September 1998, the Company commenced the sale of its BreastCare(TM)/BreastAlert(TM) in Brazil, Uruguay and Paraguay through its South American licensee. During February 1999, the Brazilian economy declined and the Brazilian currency lost fifty (50%) percent of its value. Brazil increased the import and value - added tax from approximately twenty-one (21%) percent in December 1998 to approximately seventy-four (74%) percent in February 1999. Due to these factors, sales substantially decreased in Brazil, which represents approximately eighty (80%) percent of the Company's expected revenue. The Company is establishing a production facility in Brazil. This will eliminate the high value-added tax and hopefully will be able to facilitate sales. The Company terminated its license agreement with its former licensee in South America and key personnel for the former licensee have joined the Company and continue to play a major role in the Company's South American marketing and sales. The Company's Brazilian subsidiary, Scantek Medical do Brasil Ltda, plans to manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil and export to other South American countries.

     In July 1999 the Company, through its Brazilian subsidiary Scantek Medical do Brasil LTDA, executed a letter of intent with another entity to create a joint venture with exclusive rights to import, manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil. After completing its due diligence the Company terminated the letter of intent.

     Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and is also the most desirable location for production, shipping, financing and tax incentive. The Company is establishing a 2,550 square meter manufacturing facility in Recife, Pernambuco at the new port of Suape. The Company has broken ground, and anticipates construction to be completed by the first half of calendar year 2001. The Company will ship the production equipment for arrival by the time construction is completed.

     The Company is in advanced negotiations with the state of Brasilia, Sao Paulo, Bahia and Pernambuco to provide for statewide breastcare screening programs. The total BreastCare(TM)/BreastAlert(TM) units under consideration for these programs is 200,000, which the Company anticipates will commence when the Scantek Medical do Brasil Ltda manufacturing faciltity is operational. The statewide programs are pilots, and if successful, may lead to a larger screening program. The combined female population of these regions is 25 million.

     The State of Pernambuco and the federal government has offered various incentives including acreage, at a reduced price, to build the facility, a 75% reduction in income taxes through 2013, free shipping outside the state, and in connection with the federal programs offered in Northeast Brazil, financing programs to help fund the operations and capital improvements.

     On May 11, 2000 the Company's Brazilian subsidiary received final approval to participate in the Sudene Program, a federal program organized to develop the Northwest of Brazil. Scantek Medical do Brasil, Ltda was approved to receive funding for approximately $3 million in the Sudene federal program under Finor
Article 9. Final documentation will be presented to Sudene in October, 2000, with funding expected in 60 to 90 days.

     The Company has a contractual arrangement with Multiconsultoria led by Dr. Gustavo Krause, who is the former Secretary of Treasury of the State of Pernambuco, former Mayor of the city of Recife, former Governor of the State of Pernambuco, former Minister of Environment and former Minister of Treasury of Brazil. The Multiconsultoria is working with Sudene to arrange financing for the Scantek Medical do Brasil, Ltda project and is coordinating the necessary steps to finalize the project with the State of Pernambuco

     On June 1, 2000 Scantek Medical do Brasil Ltda signed letters of commitment with the Infantile Maternal Institute of Pernambuco ("IMIP") and Unimed Recife ("Unimed").

     IMIP will use the BreastCare(TM)/BreastAlert(TM) in a pilot screening program for the detection of breast cancer. Scantek Medical do Brasil Ltda is supporting the pilot program by donating BreastCare(TM)/ BreastAlert(TM) units. The IMIP will reaffirm its social commitment by developing and incorporating the BreastCare(TM)/BreastAlert(TM) usage in its pilot screening program.

     Unimed, a Brazilian healthcare provider, will incorporate the BreastCare(TM)/BreastAlert(TM) into the program of approved examination procedures for the detection of breast cancer. Unimed Recife is part of Unimed, a national organization that is a major health care provider for over 11 million participants in Brazil. Scantek Medical do Brasil Ltda is supporting this pioneering institution in the private sector of the medical community in Recife with the first sale to Unimed for 3,000 BreastCare(TM)/BreastAlert(TM) units.

     Both IMIP and Unimed programs will be molded after the methodology used at the Gynecology and Obstetrics of the University of Medicine of Sao Paulo University.

     The Company plans to ship the BreastCare(TM)/BreastAlert(TM) from the United States until the production facility in Brazil is operational.

     FEDERAL PROGRAM

     In October, 1999, the Company donated 2,100 BreastCare(TM)/ BreastAlert(TM) units to Fiocruz, a federal agency in Recife, Pernambuco-Brazil to be used in a pilot screening project for 2,000 women over 40 years of age. Dr. Alexandre Bezerra de Carvalho, Director of CPqam/Fiocruz, of the Ministry of Health organized the government-sponsored project specifically for validation of BreastCare(TM)/BreastAlert(TM)'s usefulness in a major breast cancer-screening program being organized in Brazil.

     This pilot program is intended to prove the viability of the BreastCare(TM)/BreastAlert(TM) as a low-cost, accurate test to increase the indexes of early detection of breast cancer in Brazil. With the assistance of SUS (Public System of Health), the Primary Assistance Program uses Sanitary Agents (skilled health personnel) to screen indigent women for breast cancer with the BreastCare(TM)/BreastAlert(TM) test. The Company is confident of the acceptance of the use of BreastCare(TM)/BreastAlert(TM) by Agents of Health
(ACS), the Ministry of Health and Secretaries of Health. BreastCare(TM)/BreastAlert(TM) has proven its value in the Fiocruz pilot cancer project. The Company is anticipating to receive confirmation from the government of Pernambuco to confirm BreastCare(TM)/BreastAlert(TM) usage in its screening program.

     As is known, in developed countries, the strategy of early detection of breast cancer is based on the wide use of mammography for women over 40 years of age. In developing countries the lack of mammography equipment, trained human resources and financial resources are major constraints to use this strategy. According to Dr. Bezerra de Carvalho, Brazil would need 4,000 mammography machines to assist the population of approximately 120 million people that uses the Public System of Health of which about 14.5 million women who are over 40 years of age. This gives a good picture of the dimension of the problem in Brazil.

     SAO PAULO

     In December, 1999, BreastCare(TM)/BreastAlert(TM) has been integrated into a very important Brazilian Breast Cancer Prevention Collaborative Project in Sao Paulo Brazil. The Collaborative Project is being coordinated by Professor Jose Aristodemo Pinotti, and is being implemented by the Gynecology Clinic of the University Medical School of Sao Paulo, with the support of the Brazilian Mastology Society, Anna Bove Foundation and "Fundacao Pro Mulher" at the Clinical Hospital of the University at Sao Paulo.

     The Company's BreastCare(TM)/BreastAlert(TM) is being used in adjunct with clinical breast examination and the Gail Risk Factor (criteria used to measure ones risk for breast cancer) in a pilot breast cancer screening program at the Gynecology Clinic of the University Medical School of Sao Paulo. This pilot breast cancer-screening center is the first collaborative project to establish Breast Cancer Screening Centers and the integration of BreastCare(TM)/ BreastAlert(TM) in the detection process.

     The cases detected at the Breast Cancer Screening Centers will be properly guided to diagnosis and treatment. This process of referral will be facilitated by the fact that "PRO-MULHER" (a private, non-profit institution) is linked to Gynecologic services under Dr. Pinotti at Sao Paulo University, which have substantially all the facilities for diagnosis and treatment of breast cancer.

     Brazil and its various states are currently back to where it started in terms of Breast Cancer Control Programs, but are undergoing a transition to provide better screening for women.

     The new Pilot Breast Cancer Screening Center at the Gynecology Clinic of the University of Medicine of Sao Paulo University is a first step in this transition.

REGIONAL REPORT: CHILE AND SINGAPORE

     On April 15, 2000, D-Lanz Development Group, Inc. ("D-Lanz") and the Company entered into an agreement to amend its previous license agreement dated April 29, 1997 and amended June 11, 1999. D-Lanz will have a change in control and the License will be assigned to a new corporation, Global Agri-Med Technologies, Inc. ("Global"). The Company agreed to assign and transfer the license to Global, which includes the exclusive license in Chile and Singapore. In addition, the Company has agreed to give Global non-exclusive license extensions to Africa, Korea, and South Asia. Global must receive final clearance from the Company before any participation or distribution can proceed in any city, state, territory or country in the non-exclusive extensions as stated above. Both parties have agreed to update certain terms in the previous agreement that will be beneficial to both parties.

REGIONAL REPORT:  EUROPE

     Management of the Company is working to replicate the model it established in South America, in Europe as well. The Company, although progressing in Europe, is not as advanced as the Company's South American business, due to the limited availability of human and financial resources.

     The Company entered into a letter of understanding with Grupo Grifols, a publicly held medical products manufacturer and distributor, headquartered in Barcelona, Spain. Grupo Grifols has approximately $600 million in sales. Pursuant to this letter of understanding, the Company intends to grant to Grupo Grifols the exclusive right to sell the BreastCare(TM)/BreastAlert(TM) to the public and private markets of Portugal and Spain. Grupo Grifols has agreed to purchase the BreastCare(TM)/BreastAlert(TM) from the Company at a price of approximately $10.00 (U.S. dollars) per unit. No final agreement has been executed with respect to this arrangement between the Company and Grupo Grifols.

     On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company, to market the Company's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to this licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received as of June 30, 2000, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The license agreement requires minimum purchase of 5,000 units a month and payments of licensing fees, which have been postponed until the license agreement can be renegotiated.

     Through the efforts of the Company, the European Institute of Oncology, located in Milan, Italy, is now performing clinical studies on the BreastCare(TM)/BreastAlert(TM). The study, which involves 500 women, began in January 1999 under the supervision of Dr. Virgilio Sacchini, a world-renowned surgical oncologist. Upon completion of the study, Dr. Sacchini will submit the study for publication in medical journals.

     In order to sell medical devices to the new European Community, a Certification Europe ("CE") is required, which is based primarily upon documentation of a compliant Quality Control System. In August 1999, the Company received a CE for the BreastCare(TM)/BreastAlert(TM).

REGIONAL REPORT:  UNITED STATES

     The Company 's goals in North America for the immediate future are to review and reorganize marketing and sales, utilizing the Company's experience and approach it has used in South America. However, in order to accomplish this, additional funding will be needed to implement a new marketing and sales strategy in order to re-launch the BreastCare(TM)/BreastAlert(TM), which it anticipates will begin 10 to 12 months after financing is completed.

     Pursuant to a License Agreement, dated March 17, 1995, as amended on July 31, 1995, October 20, 1995 and May 31, 1996, together with three extensions on February 26, 1996, March 17, 1996 and April 29,1996, the Company granted HumaScan Inc. ("HumaScan") an exclusive license to manufacture and sell the BreastCare(TM)/BreastAlert(TM) in the United States and Canada. On March 15, 1999, pursuant to a Settlement Agreement, dated as of the 11th day of March, 1999, the Company regained the rights to market and sell its BreastCare(TM)/BreastAlert(TM) in the U.S. and Canada. Pursuant to the Settlement Agreement, all licensing agreements between the Company and HumaScan, which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM), were terminated. Pursuant to the original and amended licensing agreements, HumaScan was indebted to the Company for failure to pay license fees, royalties and other sums of money. In exchange for the cancellation of $575,000 of indebtedness, due to it by HumaScan and for the payment by the Company to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/BreastAlert(TM). In addition, the Company received 150,000 shares of HumaScan's common stock as part of the Settlement Agreement.

     The Company has two complete sensor manufacturing and assembly lines for the production of the BreastCare(TM)/BreastAlert(TM) product. The value of these two manufacturing lines is estimated by the Company to be approximately $5.5 million. One complete manufacturing line will be shipped to Brazil.

     On July 11, 2000 the Company was issued a new patent for its Differential Temperature Sensor Device For Use in the Detection of Breast Cancer. The patent No. 6,086,247 will expire on February 5, 2018, twenty (20) years from the date of filing. The patent was filed on the invention for improvements over the prior art. The invention provides a foam breast sensor pad and on one face a two-sided adhesive layer which secures the sensors to the pad and provides perimeter adhesive around the sensors for good contact with the breasts to be examined. Also, the disk-shaped pad has two cutouts creating a mushroom-like shaped pad and has a nipple hole in the middle.

REGULATIONS

     The Company's development and manufacture of medical devices is controlled by the Food, Drug and Cosmetic Act (the "Act"). The Food and Drug Administration ("FDA"), which administers the Act, has promulgated a number of regulations which dictate the method by which new products are allowed to enter the United States market (Title 21, CFR Section 807, Premarket Notification), and the documentation and control of manufacturing processes (Title 21, CFR Section 820, Good manufacturing Practices for the Manufacturing, Storage and Installation of Medical Devices).

     Subject to the potential changes in regulatory status, the Company believes that it is in full compliance with the requirements of Part 807 Premarket Notification, as promulgated under Section 510(k) of the Act, and has received permission to market the BreastCare(TM)/BreastAlert(TM). On January 24, 1984, the FDA determined that the BreastCare(TM)/BreastAlert(TM) is substantially equivalent to a device marketed in interstate commerce and accordingly may be freely marketed without further FDA authorization. Also included under Part 807 is a requirement for product registration and listing, which the Company believes has been satisfied.

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

     Most countries require product registration before you can sell. In South America, the Company's subsidiary, Scantek Medical S.A., Inc., and its marketing partners have applied for and have received product registration in Brazil, Uruguay, Argentina and Peru. Paraguay and Bolivia have no registration requirements to sell. In addition, the Company has applied for and received a Certification Europe (CE), which is required, as of June, 1998, of all products marketed in the European Union.

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

     U.S. patents for the BreastCare(TM)/BreastAlert(TM)include:

-- Patent No. RE 32,000, granted and issued on October 8, 1985; this patent is a reissue of Patent No, 4, 190,058 for a "Device For Use in Early Detection of Breast Cancer", which was granted and issued on February 26, 1980 and has since expired.

-- Patent No. 4,651,749, granted on March 24, 1987, entitled "Cancer Detection Patch for Early Detection of Breast Cancer; Temperature, Indicators, Flexibility, Thermoconductivity, Webs"; this patent is a partial continuation of Patent No. 4,190,058 above

-- Patent No. RE 4,624,264 granted November 24, 1986; this patent has been reinstated and expires November 25, 2003.

-- Patent No. 6,086,247 granted on July 11, 2000, for Differential Temperature Sensor Device for Use in the Detection of Breast Cancer and Breast Disease; this patent expires February 5, 2018.

     Foreign patents for the BreastCare(TM)/BreastAlert(TM) include:

-- Belgium     Patent No. 884,382; issued July 18, 1980; expires July 18, 2000

-- Israel      Patent No. 58422; issued March 1, 1983; expires October 9, 1999

-- Venezuela   Patent No. 44,664; registered April 20, 1987; will automatically be extended upon shipment of products from Venezuela

     In addition, in accordance with the Settlement Agreement between the Company and HumaScan, HumaScan has assigned all of its rights, title and interests in certain U.S. patents and U.S. and foreign trademarks, including the following patents:

-- File No. 08/854,144, filed May 14, 1997, entitled "Breast and Axilla Cancer Screening Device and Method"

-- File No. 08/926,790, filed September 10, 1997, entitled "Differential Temperature Measuring Device and Method

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

     Management believes that in emerging and developing countries, the BreastCare(TM)/BreastAlert(TM) has the potential to become an important part of the overall screening protocols used to detect breast disease. To market the BreastCare(TM)/BreastAlert(TM) abroad, the Company intends to utilize the following basic strategies:

     o Foreign production: The Company intends to set up its own Regional Production Centers overseas. All sensor manufacturing will remain in the United States under the Company's control, unless manufacturing is established at the Company's subsidiary.

     o Foreign Licensing: The Company intends to enter into exclusive agreements with various foreign entities, whereby the Company will either permit such entity to distribute the BreastCare(TM)/BreastAlert(TM) or give such entity the right to utilize the Company's trademark and patent in a specified geographical area.

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

     The Company intends to manufacture the BreastCare(TM)/BreastAlert(TM) for sale to partners pursuant to distribution agreements or intends to control the manufacturing if a joint venture is established. With respect to pursuing the International market for distribution of the BreastCare(TM)/BreastAlert(TM), the Company intends to enter into new markets by establishing Regional Production centers to manufacture and distribute within each target market. Management believes that partnerships with companies which either have working relationships with distributors throughout the world or have a distribution network established in the medical communities of the target markets, will be an excellent marketing vehicle for the Company. Each agreement will be exclusive and tailored to maximize the penetration of each market. Initially the Company intends to establish regional production centers and distribution networks in the U.S., Brazil, Hungary, Ireland, United Kingdom and China.

     The territories under negotiations for exclusive marketing and distribution rights are as follows: (i) Eastern and Western European countries, (ii) Asia,
(iii) South America and (iv) Africa. In markets where there are no definite leaders or where the distributors are highly fragmented , the Company intends to seek two or three non-exclusive partners to cover such market. Additionally, as an integral part of the marketing plan, the Company intends to focus in target markets where there are the highest incidences of breast cancer, as well as in the majority of European countries where the death rates are increasingly high, including, but not limited to, Ireland, the United Kingdom and Germany, all of which have higher death rates than the United States.

     The Company, as it has done in the past, intends to conduct a premarket investigation of the market before marketing is commenced and prior to finalizing any agreements. A market profile for each market will be completed to analyze the target markets. The profile will establish the strongest distributors and the buying decision-makers (i.e., physicians, hospitals, clinics, government agencies and over the counter customers). Management believes that a standard market profile will permit comparisons between markets at a later date and provide profiles of the types of markets that provide the best results. In addition, the Company will expand communications with the Ministries of Health, Department of Health and Clinical Services to investigate the statutory controls regulating the sale of medical devices.

     The Company has focused on developing partnerships with various international companies who have relationships with distributors throughout the world and who have connections in the medical communities of the target markets.

     Strategically, the Company intends to centralize manufacturing and decentralize marketing in each geographical region. Specific markets within that region shall be covered by individual agreements which provide for the promotion and distribution of the BreastCare(TM)/BreastAlert(TM). Accordingly, the Company intends to utilize centralization for control and decentralization for market penetration. Management believes that the Company's expansion of several regional centers for the manufacturing locations will give the Company good access to shipping, tax considerations and low manufacturing cost, and to police the crossover among distributors' areas where distribution is segmented.

SOUTH AMERICA MARKETING

     The Company intends to open a production center in Brazil. In South America, the development of distributorships with selling partners has been and are further being developed to approach private hospitals, clinics and physicians. Simultaneously, the Company intends to launch the BreastCare(TM)/BreastAlert(TM) Centers with cooperation with some of the most renowned physician specialists in the field of breast disease, beginning with Brazil. Over 25 sites are anticipated to be launched within the first two years of operations with a capacity to screen 60 women per site per day. A carefully structured program of publications and professional meetings between such revered specialists and the rest of the physician population has been underway throughout 1998, 1999 and 2000 and it is anticipated that such will be expanded in ensuing years. This marketing approach will be directed by the International Medical Advisory Board of the Company, consisting of some of the top specialists in the world in the diagnosis and treatment of breast disease. State and Federal governments are also helping to create screening programs in accordance with the above activities.

     In addition, as indicated previously, the Company signed a letter of intent with CEC and EPIC, to create a joint venture with exclusive right to import, manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil. After completing its due diligence, the Company terminated the Letter of Intent.

EUROPE MARKETING

     The Company has been introducing the BreastCare(TM)/BreastAlert(TM) in Europe at educational forums which were covered by the press and television. Also, the Company is exhibiting the BreastCare(TM)/BreastAlert(TM) at medical congresses to introduce the device to the physician market.

     The Company intends to utilize government contracts to mass market the BreastCare(TM)/BreastAlert(TM). Countries, such as Ireland and Spain lend themselves to this approach, as well as do larger independent Eastern European countries, including but not limited to, Romania, Bulgaria, Ukraine, Russia, Greece and Turkey.

     Exploration has commenced on the feasibility of establishing breast care centers in Europe. If found to be appropriate and effective for certain countries, the Company intends to commence development in the year 2001.

UNITED STATES AND CANADA MARKETING

     The Company's first introduction of the BreastCare(TM)/BreastAlert(TM) product was by its former United States and Canadian licensee, HumaScan which launched the product in December 1997. Before relaunching the BreastCare(TM)/BreastAlert(TM) the Company plans to take a carefully constructed approach to the marketplace in the United Sates and Canada. The Company intends to spend between nine to twelve months reviewing and analyzing the best marketing and sales approaches focused toward the physician user and managed care insurers. The Company intends to mirror the approach used in South America with respect to advisement and leadership from renowned breast disease specialists.

FUTURE MARKETS

     The Company intends to market and sell the BreastCare(TM)/ BreastAlert(TM) worldwide. It has inaugurated potential distributorships in China, Korea, Nigeria and Kenya. The Company intends to concentrate its efforts through 2001 in South America, Europe and the United States. Simultaneously, the Company intends to investigate and develop the marketplace in Asia, the Middle East and the African continent. Sales are anticipated to flow from these areas beginning in the year 2001 and on.

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

     The Company believes it is in a unique position because there are no known competing low cost screening devices on the market which would compete directly with the BreastCare(TM)/BreastAlert(TM) for use by primary care physicians As a result, the Company believes that the BreastCare(TM)/BreastAlert(TM) will augment other existing forms of screening and technology.

     Some of the Company's future competitors may be large, well-financed, and established companies which have greater resources for research and development, manufacturing, and marketing than the Company has and, therefore, may be better able than the Company to compete for a share of the market, even in areas in which the Company may have superior technology. There can be no assurance that the Company can continue to produce a product which is commercially acceptable, or, that if continued to be produced, such a product will be competitive with existing or future products. It is also possible that there will be technological changes or developments by competitors which will render the Company's products noncompetitive or obsolete.

FUTURE PRODUCTS

     The Company believes that the BreastCare(TM)/BreastAlert(TM) may have applicability as a screening device for other abnormalities, including measuring ovulation cycles for infertile couples, measuring changes in the cardiovascular system to screen for potential stroke victims, and detecting abnormalities in the kidneys, prostate and testicles. Although some testing was performed during the BreastCare(TM)/BreastAlert(TM) development stage, these initial tests were preliminary only, and in order to obtain FDA approval, which would be required in order to market a future product. The Company intends to further explore its initial findings and perhaps, introduce products in furtherance of these findings.

EMPLOYEES

     The Company employs a total of 13 employees. Three of these employees are employed in the U.S. as follows: (i) two full time employees: President and Chief Executive Officer and Vice President/ Corporate Secretary, and (ii) one part time employee: Vice President of Corporate Development of the Company. Additional personnel and consultants are utilized, as required, on a contractual basis.

     The remaining 10 employees are employed in South America by the Company's two South American subsidiaries, as follows: a General Manager, a Medical Director, four (4) other Senior employees, and four (4) support staff employees.

     None of the Company's employees are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be good.

RISKS AND UNCERTAINTIES

     The Company's business is subject to a number of risks and uncertainties, including, but not limited to; (a) the risk that it may be unable to raise enough capital to fund the Company's operations, (b) the risk that the BreastCare(TM)/BreastAlert(TM) will not be accepted commercially, (c) the Company's reliance on certain customers, and (d) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company. Such factors, as well as shortfalls in the Company's results of operations as compared with analyst's expectations, capital market conditions and general economic conditions, may also cause substantial volatility in the market price of the Company's Common Stock.

PUBLIC INFORMATION

     The Company electronically files with the Securities and Exchange Commission (the "SEC") all its reports, including, but not limited to, its annual and quarterly reports. The SEC maintains an Internet site which contains all such reports and other information with respect to the Company on its website, http://www.sec.gov. Additional information on the Company may be obtained from the Company's web site, http://www.scantekmedical.com.

ITEM 2.  PROPERTIES

     The Company occupies approximately 13,000 square feet of warehouse and office space, all of which is leased through leases expiring in June, 2001. See
Note 13 of Notes to Consolidated Financial Statements for additional information.

     On November 19, 1999 Scantek Medical do Brasil Ltda signed an agreement with the State of Pernambuco-Brazil to establish a production facility at the sea port of Suape, which is approximately 45 kilometers from Reife, Pernambuco-Brazil. The Company's subsidiary acquired approximately 40,000 square meters of land and has broken ground to build a 2,550 square meter production facility. The production facility will be completed in the first half of calendar year 2001.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation or pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending June 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information

     The Company's common stock, par value $.001 per share (the "Common Stock"), is traded in the over-the-counter market. The Common Stock is available for quotation in the "pink sheets" published by the National Quotation Bureau, Incorporated and on the "bulletin board" operated by NASD. The following table sets forth the periods indicated high and low bid quotation (as reported by the OTC Bulletin Board) for the Common Stock:

                                               HIGH                      LOW
                                               ----                      ---
Fiscal Year ended June 30, 1999
         First Quarter                         1                         3/16
         Second Quarter                        19/32                     3/16
         Third Quarter                         23/32                     1/4
         Fourth Quarter                         1/2                      5/32

Fiscal Year ended June 30, 2000
         First Quarter                         18/32                     3/16
         Second Quarter                         3/16                     1/16
         Third Quarter                         18/32                     1/16
         Fourth Quarter                         3/4                      1/2

     The Common Stock is reported under the Symbol SKML. As of the date of this report, the Company's shares of Common Stock were "non-designated" securities as defined under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     These quotations reflect an inter-dealer price, without retail mark-up, markdown or commission, and may not necessarily reflect actual transactions.

     (b) Holders

     As of September 15, 2000, there were 201 shareholders of record of the Company's Common Stock.

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

     On November 16, 1998, the Company sold 150,000 shares of Common Stock each to Kenneth Courey, a former Director of the Company and Louis Gottlieb, Vice President of Corporate Development of the Company, at a purchase price of $.3333 per share, pursuant to Section 4(2) of the Securities Act of 1933, as amended, based upon the nature of the sale and the purchasers.

     On December 1, 1998, the Company issued 75,000 shares of Common Stock of the Company pursuant to financing, to three individuals at an issue price of $.1875 per share.

     On July 1, 1999 the Company issued Zsigmond L. Sagi, the Company's President and Chief Executive Officer, 79,250 shares of Common Stock of the Company pursuant to financing, at an issue price of $.416 per share.

     On July 1, 1999 the Company issued Ms. Patricia Furness, the Company's Vice-President/Corporate Secretary, 5,703 shares of Common Stock of the Company pursuant to financing, at an issue price of $.5625 per share.

     On July 1, 1999 the Company issued Mr. Louis Gottlieb, the Company's Vice-President of Corporate Development, 25,000 shares of Common Stock of the Company pursuant to financing, at an issue price of $.375 per share.

     On July 1, 1999 the Company issued 52,500 shares of Common Stock of the Company pursuant to financing, to two individuals including Paul Nelson (a Director of the Company), at an issue price of $.40625 per share.

     On July 7, 1999 the Company sold 45,767 shares of Common Stock to Maurice Siegel, Vice-President and Director of the Company, at a purchase price of $.2185 per share, pursuant to Section 4(2) of the Securities Act of 1933, based upon the nature of the sale and the purchaser.

     On July 7, 1999, the Company issued 50,000 shares of Common Stock of the Company to Kenneth Courey, a former Director of the Company, pursuant to a consulting contract, at an issue price of $.1875 per share.

     On December 30, 1999 the Company issued 7,500 shares of Common Stock of the Company pursuant to financing, to two individuals including Paul Nelson, a Director of the Company, at an issue price of $.07 per share.

     On March 8, 2000 the Company issued 2,500 shares of Common Stock of the Company to Paul Nelson, pursuant to financing, at an issue price of $.53125 per share.

     On March 8, 2000 the Company issued 23,750 shares of Common Stock of the Company to Louis Gottlieb, pursuant to financing, at an issue price of $.1875 and $.25 per share.

     On April 14, 2000 the Company issued 50,000 shares of Common Stock of the Company to Louis Gottlieb pursuant to financing, at an issue price of $.25 per share.

     On April 14, 2000 the Company issued 35,200 shares of Common Stock of the Company to Maurice Siegel, a Vice-President and Director of the Company, for consulting services, at an issue price of $.25 per share.

     On April 14, 2000 the Company issued 125,000 shares of Common Stock of the Company to Stock Siren LLC, pursuant to advertising and public relations, at an issue price of $.1875 per share.

     On August 1, 2000 the Company issued 67,900 shares of Common Stock of the Company to Zsigmond L. Sagi, the Company's President and Chief Executive Officer pursuant to financing, at an issue price of $.4667 per share.

     On August 1, 2000 the Company issued Ms. Patricia Furness, the Company's Vice-President and Corporate Secretary, 8,750 shares of Common Stock of the Company pursuant to financing, at an issue price of $.4667 per share.

     On August 1, 2000 the Company issued 2,500 shares of Common Stock of the Company to Paul Nelson, pursuant to financing, at an issue price of $.4667 per share.

     On September 27, 2000 the Company sold 750,000 shares of Common Stock to Fernando Schver, at a purchase price of $.4667 per share, pursuant to Section 4(2) of the Securities Act of 1933, as amended, based upon the nature of the sale and the purchasers.

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

     RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage increase or decrease of items included in the Company's consolidated statement of operations:

                                      % Increase (Decrease) from Prior Period
                                      ---------------------------------------
                                        June 30, 2000         June 30, 1999
                                       compared with 1999  compared with 1998
                                      ---------------------------------------
Sales (1) ...........................      (76.7)%                  *%
License fee revenues ................      (91.8)               (59.6)
Cost of sales (1) ...................       30.4                    *
General and administrative
 expenses ...........................       48.0                  8.3
Research and development ............      (41.6)                44.7
Interest expense ....................       48.5                 52.8

(*) Percentage not meaningful

     REVENUES

     Net sales decreased to $29,775 during the year ended June 30, 2000 from $127,775 during the year ended June 30, 1999 as the Company is re-focusing its South American marketing strategy in Brazil. The Company will ship the BreastCare(TM)/BreastAlert(TM) from the United States during the fourth quarter of calendar 2000 to South America until the manufacturing facility in Brazil is completed and operational. Shipments to Ireland commenced in October 1999 for test marketing and shipments to other parts of Europe will commence during the first half of calendar 2001. Manufacturing in Brazil is planning to commence during the first half of calendar 2001 after the Company completes construction of its new manufacturing facility in Brazil. Until then the Company will manufacture the BreastCare(TM)/BreastAlert(TM) in its U.S. facilities. Manufacturing for Europe will continue in its U.S. facilities until the Company establishes a manufacturing facility in Europe.

     Net sales increased to $127,775 for the year ended June 30, 1999 from $-0-for the year ended June 30, 1998 as the Company commenced initial shipments of its BreastCare(TM)/BreastAlert(TM) during fiscal year 1999.

     License fee revenue decreased to $59,000 during the year ended June 30, 2000 from $727,500 for the year ended June 30, 1999 as the Company recognized lower license fees from Nugard Healthcare Ltd. as compared to higher license fees from Sandell Corp, D-Lanz Corp and HumaScan from the preceding year.

     License fee revenue decreased to $727,500 during the year ended June 30, 1999 from $1,801,582 for the year ended June 30, 1998, as the Company recognized lower license fees from Sandell and D-Lanz, as compared to the license fees from HumaScan the preceding year. The current year license fee revenue was further impacted, as $400,000 of the license fee revenue from Sandell was written off against the current year revenue.

     COST OF SALES

     Cost of sales increased to $537,216 during the year ended June 30, 2000 from $411,834 during the year ended June 30, 1999 primarily due to depreciation expenses of $276,844 on the production equipment, compared to $198,288 for the same annual period ended June 30, 1999.

     Cost of sales increased to $411,834 for the year ended June 30, 1999 from $-0- for the year ended June 30, 1998 primarily due to the initial shipments of its BreastCare(TM)/BreastAlert(TM) during the first quarter of the Company's current fiscal year. Depreciation expense of approximately $198,288 on the production equipment also increased the cost of sales for the year.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 48.0% to $1,699,922 for the year ended June 30, 2000 compared to $1,148,449 for the year ended June 30, 1999. This increase is primarily due to increases in consulting services and travel expenses in connection with the Company's South American marketing strategies in Brazil.

     General and administrative expenses increased 8.3% to $1,148,499 for the year ended June 30, 1999 compared to $1,060,766 for the year ended June 30, 1998. This increase is primarily due to increases in consulting, travel and outside services mainly attributable to the Company's South American operations, offset in part by decreased legal fees.

     RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 41.6% to $286,223 during the year ended June 30, 2000 from $490,482 during the year ended June 30, 1999. The decrease is primarily attributable to decreased salaries incurred by the Company in the experimental area of development of its product.

     Research and development expenses increased 44.7% to $490,482 for the year ended June 30, 1999 from $339,037 for the year ended June 30, 1998. The increase is primarily attributable to stock-based bonuses given to two officers of the Company working in the experimental area of development, for deferring their salaries so the Company could use those funds for working capital.

     INTEREST EXPENSE

     Interest expense was $417,109 for the year ended June 30, 2000 compared to $280,978 for the year ended June 30, 1999. The 48.5% increase was attributable to the increase in the Company's short-term debt.

     Interest expense was $280,978 for the year ended June 30, 1999 compared to $183,889 for the year ended June 30, 1998. The 52.8% increase was primarily attributable to increased short-term loans and officer loans coupled with imputed interest on stock issued in consideration for the short term loans.

     OTHER INCOME

     The Company was required to sell marketable securities to meet a margin call on its secured margin loan, resulting in a gain on marketable securities of approximately $400,000 for the year ended June 30, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's need for funds has increased from period to period, as it has incurred expenses for among other things, research and development; applications for and maintaining of domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and, attempts to raise the necessary capital to expand the Company's capacity. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and major shareholder. The Company has entered into various license agreements that have raised additional funds. In addition, the Company's auditors' report for the year ended June 30, 2000 dated August 17, 2000, expressed an opinion as to the Company continuing as a going concern.

     During September 1998, the Company commenced the sale of its BreastCare(TM)/BreastAlert(TM) in Brazil, Uruguay and Paraguay through its South American licensee. During February 1999, the Brazilian economy declined and the Brazilian currency lost fifty (50%) percent of its value. Brazil increased the import and value - added tax from approximately twenty - one (21%) percent in December 1998 to approximately seventy - four (74%) percent in February 1999. Due to these factors, sales substantially decreased in Brazil, which represents approximately eighty (80%) percent of the Company's expected revenue. The Company is establishing a production facility in Brazil. This will eliminate the high value - added tax and hopefully will be able to facilitate sales. The Company terminated its license agreement with its former licensee in South America but key personnel for the former licensee have joined Scantek. The Company's Brazilian subsidiary plans to manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil and export to other South American countries.

     The Company commenced its distribution operations in South America during the second half of calendar 2000, while shipments to Ireland commenced in October 1999 for test marketing and shipments to other parts of Europe will commence during the first half of calendar 2001. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of June 30, 2000, the Company borrowed $1,644,715 from unaffiliated third parties, of which approximately $429,715 was advanced since June 30, 1999. These loans are payable by the Company on various dates through December 2001. In addition, as of August 17, 2000, the Company's President advanced the Company an additional $227,600 since July 1999. These loans have supported the Company through the prior fiscal year and the current fiscal year, and the Company expects the cash flow from sales commencing in the first quarter of calendar 2001 to cover the operations of the Company in calendar 2001 and 2002, providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) commences.

     As previously noted, the Company terminated its license agreement with its South American licensee. The Company will manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) throughout South America through the Company's South American subsidiaries.

     In July 1999, the Company, through its Brazilian subsidiary Scantek Medical do Brasil Ltda, executed a letter of intent with another entity to create a joint venture with exclusive rights to import, manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil. After completing its due diligence, the Company terminated the letter of intent.

     Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and is also the most desirable location for production, shipping, financing and tax incentives. The Company is establishing a 2,550 square meter manufacturing facility in Recife, Pernambuco at the new port of Suape. The Company has broken ground, and anticipates construction to be completed by the first half of calendar 2001. The Company will ship the production equipment for arrival by the time construction is complete.

     The State of Penambuco has offered various incentives, including acreage, at a reduced price, to build the facility, a 75% reduction in taxes through 2013, free shipping outside the state, and in connection with the federal programs offered in Northeast Brazil, financing programs to help fund the operations and capital improvements.

     The Company plans to ship the BreastCare(TM)/BreastAlert(TM) from the United States until the production facility in Brazil is operational.

     On September 30, 2000, the Company and its Brazilian subsidiary executed an agreement with a Brazilian investment group. Scantek Medical Inc. will sell
36% of its equity in Scantek Medical do Brasil Ltda for two million ($2,000,000) dollars to the Brazilian company investment group.

     The new partner will play a major roll in expediting the Brazilian operations, including the construction of the new manufacturing facility, expanding Scantek Medical do Brasil Ltda's operations, marketing and sales. The $2,000,000 will be funded in various stages and milestones until the Sudene Federal Funding from the government is completed.

     In connection with the agreements, the Brazilian investment group purchased 750,000 shares of Scantek Medical Inc. common stock for $350,000. The Company has guaranteed to redeem these shares within twelve months at a price of not less than $350,000. If the total market value at the time of redemption is greater than $350,000 the Company will guarantee the $350,000 plus fifty (50%) percent of the profit generated.

     On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market Scantek's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received as of June 30, 2000, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The license agreement requires minimum purchases of 5,000 units a month and payments of licensing fees, which have been postponed until the license agreement can be renegotiated.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM) in the international market. The Company entered into an agreement with Zigmed Inc., pursuant to which Zigmed Inc. will manufacture the sensor production equipment needed for manufacturing of the BreastCare(TM)/BreastAlert(TM) device for the contract price of $1,850,680. The Company, as of June 30, 2000, has advanced Zigmed Inc. payments of $1,068,304 and issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The balance of $782,376 will be paid when the Company raises the additional capital.

     The Company's success is dependent on raising sufficient capital to establish a fully operable production and assembly facility to manufacture the BreastCare(TM)/BreastAlert(TM) for the international market. The Company believes the BreastCare(TM)/BreastAlert(TM) will be commercially accepted throughout the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of these instruments at fair value. The accounting for change of the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter in the year ending June 30, 2001 and retroactive application is not permitted. Management does not believe that this statement will have a material impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                               -----------
Independent Auditors' Report                                     F-1 - F-2

Financial Statements:

         Consolidated Balance Sheets,
          June 30, 2000 and 1999                                    F-3

         Consolidated Statements of Operations,
          Years Ended June 30, 2000, 1999, 1998                     F-4

         Consolidated Statements of Stockholders'
          Equity, Years Ended June 30, 2000, 1999, 1998             F-5

         Consolidated Statements of Cash Flows,
          Years Ended June 30, 2000, 1999, 1998                  F-6 - F-7

Notes to Consolidated Financial Statements                       F-8 - F-26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Scantek Medical, Inc.


We have audited the accompanying consolidated balance sheet of Scantek Medical, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scantek Medical, Inc. and subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended June 30, 2000 in conformity with generally accepted accounting principles.

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



WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

August 17, 2000

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,
                                                              --------
                                                      2000               1999
                                                      ----               ----
                             ASSETS

Current Assets:
    Cash .....................................     $     2,898      $     5,516
    Marketable securities ....................          20,735          409,272
    Accounts receivable ......................          24,000             --
    Inventories ..............................         721,315          898,796
    Prepaid expenses .........................           8,511           84,287
                                                   -----------      -----------
        Total Current Assets .................         777,459        1,397,871
                                                   -----------      -----------

Property and equipement - net ................       1,548,016        1,803,974
Other assets - net ...........................         101,174          160,179
                                                   -----------      -----------

    TOTAL ASSETS .............................     $ 2,426,649      $ 3,362,024
                                                   ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt ..........................     $   860,593      $   524,271
    Current portion of long-term debt ........         300,000             --
    Accounts payable .........................       1,263,095        1,210,861
    Accrued interest .........................         539,333          224,279
    Accrued salaries .........................       1,332,472        1,106,119
    Accrued expenses .........................         528,406           84,213
                                                   -----------      -----------
        Total Current Liabilities ............       4,823,899        3,149,743
                                                   -----------      -----------

Long-term debt ...............................       2,604,609        2,577,009
                                                   -----------      -----------
        Total Liabilities ....................       7,428,508        5,726,752
                                                   -----------      -----------
Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued .....................            --               --
    Common stock, par value $.001
     per share - authorized 45,000,000
     shares; outstanding 18,810,540 and
     18,070,200 shares .......................          18,810           18,070
    Additional paid-in-capital ...............       3,726,976        3,433,002
    Cumulative other comprehensive loss ......        (281,265)        (165,885)
    Deficit ..................................      (8,466,380)      (5,649,915)
                                                   -----------      -----------
        Total Stockholders' Deficiency .......      (5,001,859)      (2,364,728)
                                                   -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY ..............................     $ 2,426,649      $ 3,362,024
                                                   ===========      ===========

                 See notes to consolidated financial statements

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                For the Years Ended June 30,
                                                     ------------------------------------------------
                                                         2000              1999              1998
                                                     ------------      ------------      ------------
Revenues:
  Net sales ......................................   $     29,775      $    127,775      $       --
  License fees ...................................         59,000           727,500         1,801,582
                                                     ------------      ------------      ------------
                                                           88,775           855,275         1,801,582
                                                     ------------      ------------      ------------
Costs and expenses:
  Cost of sales ..................................        537,216           411,834              --
  General and administrative
    expenses .....................................      1,699,922         1,148,449         1,060,766
  Research and development .......................        286,223           490,482           339,037
                                                     ------------      ------------      ------------
                                                        2,523,361         2,050,765         1,399,803
                                                     ------------      ------------      ------------
Income (loss) from operations ....................     (2,434,586)       (1,195,490)          401,779
                                                     ------------      ------------      ------------
Other income (expense):
  Interest and dividends .........................            223              --              21,507
  Gain on sale of marketable
   securities ....................................         25,007              --             413,504
  Loss on investments ............................           --            (103,100)             --
  Interest expense ...............................       (417,109)         (280,978)         (183,889)
  Miscellaneous ..................................         10,000              --               1,900
                                                     ------------      ------------      ------------
                                                         (381,879)         (384,078)          253,022
                                                     ------------      ------------      ------------
Net earnings (loss) ..............................   $ (2,816,465)     $ (1,579,568)     $    654,801
                                                     ============      ============      ============
Earnings (loss) per common
  share - basic ..................................   $      (0.15)     $      (0.09)     $       0.04
                                                     ============      ============      ============
Earnings (loss) per common
  share - diluted ................................   $      (0.15)     $      (0.09)     $       0.03
                                                     ============      ============      ============
Weighted average number of
  common shares outstanding - basic ..............     18,431,820        17,679,575        17,220,200
                                                     ============      ============      ============
Weighted average number of
  common shares outstanding - diluted ............     18,431,820        17,679,575        18,742,501
                                                     ============      ============      ============

                See notes to consolidated financial statements.


                                                  SCANTEK MEDICAL INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                           Cumulative
                                                                             Retained         Other                       Additional
                                                            Comprehensive    Earnings     Comprehensive      Common        Paid-In
                                                 Total      Income (Loss)    (Deficit)    Income (Loss)      Stock         Capital
                                              -----------   -------------   -----------   -------------    -----------   -----------
Balance, July 1, 1997 .....................   $ 3,824,113                   $(4,725,148)   $ 5,566,615    $    17,220   $ 2,965,426
Issuance of stock warrants for services
  (issued at $.55 to $1.125 per share) ....        27,780                                                                    27,780
Net unrealized loss on
  marketable securities ...................    (2,944,999)   $(2,944,999)                   (2,944,999)
Net earnings ..............................       654,801        654,801        654,801
                                                             -----------
    Comprehensive loss ....................                  $(2,290,198)
                                                             ===========
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 ....................     1,561,695                    (4,070,347)     2,621,616         17,220     2,993,206
Common stock issued in lieu of
  compensation (issued at $.1875 per share)        65,625                                                         350        65,275
Sale of common stock (at $.3333 per share)        100,000                                                         300        99,700
Common stock issued for loan financing
  (issued at $.1875 to $.5625 per share) ..        84,375                                                         200        84,175
Issuance of stock options and warrants
  for services (issued at $.1875 to $1.125
  per share) ..............................       190,646                                                                   190,646
Net unrealized loss on marketable
  securities ..............................    (2,787,501)   $(2,787,501)                   (2,787,501)
Net (loss) ................................    (1,579,568)    (1,579,568)    (1,579,568)
                                                             -----------
    Comprehensive loss ....................                  $(4,367,069)
                                                             ===========
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999 .....................    (2,364,728)                   (5,649,915)      (165,885)        18,070     3,433,002
Sale of common stock (at $.2185 per share)         10,000                                                          46         9,954
Common stock issued for loan
  financing and services rendered
  (issued at $.01 to $.5625 per share) ....       199,254                                                         694       198,560
Issuance of stock warrants for services
  (issued at $.1875 to $.75 per share) ....        85,460                                                                    85,460
Net unrealized loss on marketable
  securities ..............................      (115,380)   $  (115,380)                     (115,380)
Net loss ..................................    (2,816,465)    (2,816,465)    (2,816,465)
                                                             -----------
    Comprehensive loss ....................                  $(2,931,845)
                                                             ===========
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000 ....................   $(5,001,859)                  $(8,466,380)   $  (281,265)   $    18,810   $ 3,726,976
===================================================================================================================================

                                           See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For the Years Ended June 30,
                                                     -----------------------------------------
                                                        2000           1999           1998
                                                     -----------    -----------    -----------
Cash flows from operating
  activities:
    Net earnings (loss) .........................    $(2,816,465)   $(1,579,568)   $   654,801
Adjustments to reconcile net
  earnings (loss) to net cash
  used in operating activities:
    Depreciation and amortization ...............        367,065        288,655         84,220
    Net gain on sale of marketable
      securities ................................        (25,007)          --         (413,504)
    Non-employee stock based
      compensation ..............................         85,460         84,375           --
    Non-cash officers compensation ..............           --          195,418           --
    Other non-cash items ........................        199,254         60,853         27,780
    Changes in operating assets
      and liabilities ...........................      1,259,815        512,755     (1,015,074)
                                                     -----------    -----------    -----------
       Net Cash (Used in)
         Operating Activities ...................       (929,878)      (437,512)      (661,777)
                                                     -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of marketable
    securities ..................................        298,164           --        1,168,445
  Purchase and deposits of property
    and equipment ...............................        (43,500)    (1,202,980)      (447,203)
  Purchase of marketable securities .............           --             --         (345,342)
                                                     -----------    -----------    -----------
    Net Cash Provided by (Used in)
      Investing Activities ......................        254,664     (1,202,980)       375,900
                                                     -----------    -----------    -----------
Cash flows from financing activities:
  Proceeds from borrowings ......................        473,215      1,150,000        101,202
  Proceeds from officer loans ...................        309,413        342,281        317,000
  Repayment of officer loans ....................        (76,084)        (1,000)          --
  Repayment of notes ............................        (43,948)        (1,202)      (994,789)
  Proceeds from sale of common stock ............         10,000        100,000           --
                                                     -----------    -----------    -----------
    Net Cash Provided by (Used in)
      Financing Activities ......................        672,596      1,590,079       (576,587)
                                                     -----------    -----------    -----------
Net (decrease) in Cash ..........................         (2,618)       (50,413)      (862,464)
Cash - beginning of period ......................          5,516         55,929        918,393
                                                     -----------    -----------    -----------
Cash - end of period ............................    $     2,898    $     5,516    $    55,929
                                                     ===========    ===========    ===========

                See notes to consolidated financial statements.
                                                                    (Continued)

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Years Ended June 30,
                                                  -----------------------------------------------
                                                     2000              1999              1998
                                                  -----------       -----------       -----------
Changes in operating assets and
  liabilities consist of:
    (Increase) in accounts receivable ......      $   (24,000)      $      --         $      --
    (Increase) decrease in inventory .......          177,481          (898,796)             --
    Decrease in due from licenses ..........             --             801,900           248,100
    (Increase) decrease in prepaid
      expenses .............................           75,776           (60,770)           47,191
    (Increase) in marketable securities
      non-current ..........................             --                --            (300,000)
    (Increase) in other assets .............           (8,602)           80,490           (92,115)
    Increase (decrease) in accounts
      payable and accrued expenses .........        1,039,160         1,342,431           458,332
    Increase (decrease) in deferred
      income ...............................             --            (752,500)       (1,376,582)
                                                  -----------       -----------       -----------
                                                  $ 1,259,815       $   512,755       $(1,015,074)
                                                  ===========       ===========       ===========
Supplementary information:
  Cash paid during the year for:
    Interest ...............................      $    38,583       $   103,924       $   155,709
                                                  ===========       ===========       ===========
    Income Taxes ...........................      $       450       $     5,637       $      --
                                                  ===========       ===========       ===========
  Non-cash investing activities:
    Unrealized loss on
      marketable securities ................      $  (115,380)      $(2,787,501)      $(2,944,999)
                                                  ===========       ===========       ===========
  Non-cash financing activities
    Conversion of accounts payable
    and accrued expenses to common
    stock ..................................      $   199,254       $    84,375       $      --
                                                  ===========       ===========       ===========
  Conversion of accounts payable and accrued
    expenses to stock options and warrants .      $    85,460       $   190,646       $    27,780
                                                  ===========       ===========       ===========
  Conversion of accrued officers
    salaries to common stock ...............      $      --         $    65,625       $      --
                                                  ===========       ===========       ===========
  Details of settlement agreement:
    Fair value of assets received ..........                        $   915,000
    Liabilities forgiven ...................                            575,000
                                                                    -----------
    Net cash paid ..........................                        $   340,000
                                                                    ===========

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Scantek Medical, Inc. and its subsidiaries (the "Company"), operates in one industry segment and is engaged, in developing, manufacturing, marketing, and licensing the BreastCare(TM)/BreastAlert(TM). The BreastCare(TM)/BreastAlert(TM) is an early screening device which can detect certain breast tissue abnormalities, including breast cancer. This device has been patented and has Food and Drug Administration ("FDA") approval for sale.

     During the year ended June 30, 1999, principal operations commenced and the Company commenced shipments of the BreastCare(TM)/BreastAlert(TM) in South America. The Company also regained rights to manufacture and sell the BreastCare(TM)/BreastAlert(TM) in the United States of America, Canada and their territories and possessions. See Note 6 of Notes to Consolidated Financial Statements for further information. Accordingly, the Company is no longer considered a development stage enterprise, as it was through June 30, 1998. There is no assurance that commercially successful products will be developed, nor that the Company will achieve a profitable level of operations.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced losses during its development stage. Losses and negative cash flows from operations have continued in the current fiscal year and subsequent to June 30, 2000. As of June 30, 2000, the Company has a working capital deficit of approximately $4.5 million.

     The activities of the Company are being financed through the sale of its common stock and debt securities. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commercial acceptability of the BreastCare(TM)/BreastAlert(TM) to create sales that will help the Company achieve a profitable level of operations. However, there is no assurance that additional capital will be obtained or the BreastCare(TM)/BreastAlert(TM) will be commercially successful. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

     MARKETABLE SECURITIES

     The Company classifies its investment in equity securities, as "available for sale", and accordingly, reflects unrealized losses as a separate component of stockholders' deficiency.

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

     INVENTORIES

     Inventories are stated at the lower of weighted average cost or market.

     REVENUE RECOGNITION

     Revenue is recognized when the BreastCare(TM)/BreastAlert(TM) are shipped and title passes to customers.

     Revenue from licensing the BreastCare(TM)/BreastAlert(TM) is usually recognized when licensees commence operations and substantial performance has occurred. The Company historically has amended or renegotiated its licensees' agreements. Therefore, the Company recognizes license fee income when received.

     DEPRECIATION

     Equipment is stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are between 5 and 10 years.

     PATENT COSTS

     The costs associated with the acquisition and filings of the United States, French, English, Dutch and other patents have been capitalized. The patents are amortized using the straight-line method over their respective lives, not to exceed ten (10) years. The carrying value of intangible assets is periodically reviewed by the Company, and impairments are recognized when the expected future operating cash flows to be derived from such intangible assets is less than their carrying value.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

     EVALUATION OF LONG-LIVED ASSETS

     Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of June 30, 2000, management concluded that no impairment exists.

     STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

     EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. For the year ended June 30, 1998, diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 14,402,170, 6,418,205 and 2,013,178 for the years ended June 30, 2000, 1999 and 1998, respectively. During the years ended June 30, 2000 and 1999, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     For financial instruments including cash, amounts due from licensees, accounts payable, accrued expenses and short term debt, it was assumed that the carrying amount approximated fair value because of the short-term nature of these instruments. The fair value of marketable securities are based on quoted market prices. It is not practicable to estimate the fair value of the non-publicly traded long-term debt.

     NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This Statement establishes accounting at reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter in the year ending June 30, 2001 and retroactive application is not permitted. Management does not believe that this Statement will have a material impact on the Company.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances in order to conform with the current year's presentation.

2.   INVESTMENT IN SUBSIDIARIES

     (a) In July 1999, the Company organized Scantek Medical do Brazil LTDA, a Brazilian Company and a wholly owned subsidiary, to distribute the BreastCare(TM)/BreastAlert(TM) in Brazil. The subsidiary will manufacture the BreastCare(TM)/BreastAlert(TM) for South America in its proposed production facility in the state of Pernambucco, which the Company expects to be completed by the first half of calendar 2001. Construction cost is anticipated to be approximately $1,000,000.

     (b) In January, 1998, the Company organized a wholly-owned subsidiary, Scantek Medical S.A. Inc., a Uruguayan company, to distribute the BreastCare(TM)/BreastAlert(TM) in South America.

3.   MARKETABLE SECURITIES


                                               Estimated        Gross           Gross
                                                 Fair         Unrealized     Unrealized
                                 Cost            Value           Gains          Losses
                              ----------      -----------     ----------     ----------
June 30, 2000:
  Marketable securities-
   current:
     Common stock .........   $    2,000      $   20,735      $    20,735      $  2,000
                              ==========      ==========      ===========      ========
     Warrants .............   $  300,000      $     --        $      --        $300,000
                              ==========      ==========      ===========      ========
June 30, 1999:
  Marketable securities-
    current:
      Common stock ........   $  275,157      $  409,272      $   318,000      $183,885
                              ==========      ==========      ===========      ========
  Marketable securities-
    non-current:
      Warrants ............   $300,000 $            --        $      --        $300,000
                              ==========      ==========      ===========      ========

     Gross realized gains were $145,912 in 2000, $-0- in 1999 and $435,352 in 1998. Gross realized losses were $120,905 in 2000, $-0- in 1999 and $21,848 in 1998.

4.   INVENTORIES

                                                June 30,
                                        ------------------------
                                          2000           1999
                                        ---------      ---------

     Raw materials ...............      $ 614,138      $ 783,175
     Finished goods ..............        107,177        115,621
                                        ---------      ---------
                                        $ 721,315      $ 898,796
                                        =========      =========

5.   PROPERTY AND EQUIPMENT

                                                       June 30,
                                               --------------------------
                                                  2000          1999
                                               ----------      ----------
     Land .............................        $   43,500      $     --
     Equipment ........................         2,014,545       2,014,545
     Furniture and fixtures ...........            27,489          27,489
     Leasehold improvements ...........            16,525          16,525
                                               ----------      ----------
                                                2,102,059       2,058,559
     Less accumulated depreciation ....           554,043         254,585
                                               ----------      ----------
                                               $1,548,016      $1,803,974
                                               ==========      ==========

     Depreciation expense for the years ended June 30, 2000, 1999 and 1998 was $299,458, $221,049 and $16,612, respectively.

6.   OTHER ASSETS

                                                           June 30,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------
     Patent costs .........................        $676,069      $676,069
     Security deposits ....................          33,352        24,750
                                                   --------      --------
                                                    709,421       700,819

     Less accumulated amortization ........         608,247       540,640
                                                   --------      --------
                                                   $100,174      $160,179
                                                   ========      ========

7.   HUMASCAN AGREEMENT/SETTLEMENT

     On March 15, 1999 pursuant to a Settlement Agreement ("Agreement") dated as of the 11th day of March 1999, between the Company and HumaScan, Inc. ("HumaScan"), the Company regained the rights to market and sell its BreastCare(TM)/BreastAlert(TM) in the United States and Canada.

     Pursuant to the Agreement, all licensing agreements between the Company and HumaScan which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM), were terminated. Pursuant to the original and amended licensing agreements, HumaScan was indebted to the Company for failure to pay license fees, royalties and other sums of money. In exchange for the cancellation of $575,000 of indebtedness due to the Company by HumaScan and for the payment by the Company to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/BreastAlert(TM).

     The Company recognized $375,000 as license fee income in its statement of operations for the year ended June 30, 1999, that was previously written off in accordance with the amended licensing agreement. The Company recorded raw materials and finished goods in the amount of approximately $859,000, which represents the fair market value of the inventory received. Equipment with an initial acquisition cost of approximately $2.5 million has been recorded for approximately $59,000, which represents the cost the Company paid HumaScan as part of the Agreement.

8.   LICENSE AGREEMENTS

     The Company entered into an exclusive license agreement, dated September 22, 1997, and amended February 18, 1998, with Sandell Corporation S.A. (the "Sandell Agreement"), a Uruguayan corporation, ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. The Sandell Agreement was for a term of fourteen
     (14) years. Under the Sandell Agreement, Sandell was to pay the Company a non-refundable license fee of (i) $500,000 and (ii) thirty-five (35%) percent of the outstanding shares of Sandell on a fully diluted basis. Upon execution of the agreement the Company received $100,000. As of June 30, 1999, upon mutual consent of both parties, the Company terminated its agreement with Sandell. In connection with the termination of the agreement, the Company wrote off the balance of the $400,000 license fee due the Company, and approximately $103,000, which represented its investment in Sandell. The Company will manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) throughout the majority of South America through the Company's South American subsidiaries.

     On July 19, 1999, the Company executed a letter of intent with Contrutoro CEC LTDA ("CEC") and EPIC - Empressa de Participacano, Investmentoe Consultoria s/c LTDA. ("EPIC") to create a joint venture with exclusive rights to import, manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil. After completing its due diligence, the Company terminated its letter of intent.

     On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market the Company's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 by June 30, 2001, of which $59,000 was received as of June 30, 2000, and recorded as income. The purchase price for the BreastCare(TM)/BreastAlert(TM) will range from $10 to $15 per unit - FOB US. The license agreement requires minimum purchases of 5,000 units a month and payments of license fees, which have been postponed until the license agreements can be renegotiated. The Company also received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The shares received have no value and nothing has been recorded.

     On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble, market and sell the BreastCare(TM)/BreastAlert(TM) in Chile and Singapore. HTI paid the Company a licensing fee of $250,000, which has been recorded as license fee income. During April 1997, HTI was acquired by D-Lanz Development Group, Inc. ("D-Lanz"). As part of the licensing agreement, the Company received 2,000,000 shares of D-Lanz common stock which is publicly traded on the Electronic Bulletin Board under the Symbol DLNZ, and the Company recorded the investment in the shares for $2,000. The Company will classify its investment as "available for sale" and accordingly reflect unrealized gains, net of deferred taxes, as a separate component of stockholders' equity.

     On April 15, 2000, D-Lanz and the Company entered into an agreement to amend its previous license agreements. D-Lanz will have a change in control and the License will be assigned to a new corporation, Global Agri-Med Technologies, Inc. ("Global"). The Company agreed to assign and transfer the license to Global, which includes the exclusive license in Chile and Singapore. In addition, the Company has agreed to give Global non-exclusive license extensions to Africa, Korea, and South Asia. Global must receive final clearance from the Company before any participation or distribution can proceed in any city, state, territory or country in the non exclusive extensions as stated above.

     The Company agreed to not less than 10% of Global's total issued and outstanding shares, equating to approximately 2,000,000 shares of Global and $27,500 in cash, which the Company has recorded as income. The payments extinguishes the Company's right to minimum royalties in any year until the first full calendar year following the fiscal year in which Global becomes profitable. The shares will be delivered, prior the establishment of a trading market for Global shares. The terms in this agreement will be deemed to amend the prior agreement, and thus will govern the prior agreement in the terms related to the previous agreement. Both parties have agreed to update certain terms in the previous agreement that will be beneficial to both parties. At June 30, 2000, the Company wrote down the marketable securities to $-0- as there was no quoted market value for the marketable securities.

9.   DEBT

     Short-term debt at June 30, is as follows:

                                                      2000         1999
                                                    --------     --------
     Unsecured notes, interest
       at 10% to 16% per year, due on
       various dates through 12/31/00 (1) .....     $830,593     $500,000

     Unsecured officer loans, due
       7/20/00, interest at prime plus
       2% (11.5% at June 30, 2000) (2) ........       30,000       24,271
                                                    --------     --------
                                                    $860,593     $524,271
                                                    ========     ========

     Long-term debt at June 30, is as follows:

                                                    2000           1999
                                                 ----------     ----------
     Secured note due September 30,
       2001, interest at 12% per year.
       The loan is secured by production
       equipment ...........................     $  850,000     $  750,000

     Unsecured officer loans, due
       December 31, 2001 interest
       at prime plus 2% (11.5% at
       June 30, 2000) (3) ..................      1,166,603        939,003

     Unsecured notes, interest at prime
       plus 2% (11.5% at June 30, 2000)
       due December 31, 2001 (4) ...........        888,006        888,006
                                                 ----------     ----------
                                                  2,904,609      2,577,009
     Current portion of long-term
       debt ................................        300,000           --
                                                 ----------     ----------
                                                 $2,604,609     $2,577,009
                                                 ==========     ==========

     Annual maturities on long-term debt as of June 30, 2000 during the next five years are:

     Year Ending June 30,

           2001 .................        300,000
           2002 .................      2,604,609
           2003 .................           --
           2004 .................           --
           2005 .................           --
                                      ----------
                                      $2,904,609
                                      ==========

     (1) The holders of these notes received as additional consideration 386,250 shares of the Company's common stock. For the year ended June 30, 2000 and 1999 the Company recorded interest and consulting expense in the amount of $50,184 and $6,250, respectively and for the year ended June 30, 1999 recorded interest expense of $84,375 in connection with this financing.

     (2) The unsecured note payable represents loans made to the Company by the Company's Vice President and Secretary. Interest expense for the year ended June 30, 2000 and 1999 amounted to $1,223 and $946, respectively. In consideration for the loan, the Company issued 5,703 shares of the Company's common stock and recorded additional interest expense in the amount of $3,208 for the year ended June 30, 2000.

     (3) The unsecured note payable represents loans made to the Company by Mr. Zsigmond Sagi ("Mr. Sagi"), the Company's president and Chief Executive Officer. Interest expense for the years ended June 30, 2000, 1999 and 1998 amounted to $105,452, $74,348 and $31,906, respectively. Accrued interest at June 30, 2000 and 1999 was $147,604 and $43,652, respectively. In consideration for loans, the Company issued 79,250 shares of the Company's common stock and recorded additional interest expense in the amount of $32,969 for the year ended June 30, 2000.

     (4) The holder of the note was a corporation controlled by Mr. Sagi. On March 31, 1998, the corporation holding the note dissolved and distributed the note to its five shareholders in equal amounts of $177,601. Two of the five shareholders are executive officers of the Company, including Mr. Sagi and Carlo Civelli, former Vice President of Finance International. The note terms were renegotiated with the lenders with principal payments due December 31, 2000 and interest at prime plus two (2%) percent. The notes have been extended to December 31, 2001. Accrued interest at June 30, 2000 and 1999 was $230,880 and $142,080, respectively. Interest expense for the year, ended June 30, 2000, 1999 and 1998, amounted to $88,800, $88,800 and
     $71,040, respectively.

10.  INCOME TAXES

     At June 30, 2000, the Company had a net operating loss ("NOL") carryforward of approximately $8,000,000 for financial reporting purposes and approximately $4,600,000 for tax purposes. The difference between financial reporting and tax purposes results from the temporary difference caused by the capitalization of start-up expenditures for tax purposes required by Internal Revenue Code Section 195 and the net unrealized losses on marketable securities. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely. The tax NOL carryforwards expire in the years 2005 through 2012.

     A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:


                                                                 Years Ended June 30,
                                                       ---------------------------------------
                                                          2000           1999          1998
                                                       ---------      ---------      ---------
     Tax provision (benefit) computed
       at the Federal statutory rate .............     $(958,000)     $(537,000)     $ 223,000
     Increase (decrease) in taxes
       resulting from:
         Utilization of Federal net
           operating loss carryforward ...........          --             --         (223,000)
     Effect of unused tax losses .................       958,000        537,000           --
                                                       ---------      ---------      ---------
                                                       $    --        $    --        $    --
                                                       =========      =========      =========

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a deferred tax asset and deferred tax liability and their approximate tax effects are:


                                                                              June 30,
                                                       --------------------------------------------------------
                                                                  2000                         1999
                                                       --------------------------    --------------------------
                                                       Temporary          Tax        Temporary         Tax
                                                       Difference        Effect      Difference       Effect
                                                       -----------    -----------    -----------    -----------
     Net operating
       loss carry-
       forward ...................................     $(5,729,000)   $(2,292,000)   $(3,180,000)   $(1,272,000)
     Deferred start-
       up expenses ...............................      (2,229,000)      (892,000)    (2,051,000)      (820,000)
     Unrealized (losses)
       on marketable
       securities ................................        (281,000)      (112,000)      (166,000)       (66,000)
     Valuation
       allowance .................................       8,239,000      3,296,000      5,397,000      2,158,000
                                                       -----------    -----------    -----------    -----------
                                                       $      --      $      --      $      --      $      --
                                                       ===========    ===========    ===========    ===========

11.  SEGMENTS - GEOGRAPHIC AREAS

     The Company does not have reportable operating segments as defined in the Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The method for attributing revenues to individual countries is based on the destination to which finished goods are shipped. The Company operates facilities in the United States and South America.

     One hundred (100%) percent of the sales ($127,775) of the BreastCare(TM)/BreastAlert(TM) for the year ended June 30, 1999 were to the Company's South American licensee, Sandell Corporation S.A. ("Sandell"), a related party, in which the Company owns 35% of the outstanding shares. Sales of the BreastCare(TM)/BreastAlert(TM) are not recorded by the Company until Sandell ships the BreastCare(TM)/BreastAlert(TM) to unrelated entities. Revenues include license fees received by the Company in connection with various arrangements contracted throughout the world. As of June 30, 1999 the Company has terminated its license agreement with Sandell. See Note 7 of Notes to Consolidated Financial Statements for further information.


                                                                   June 30,
                                                ---------------------------------------------
                                                   2000              1999            1998
                                                -----------      -----------      -----------
     Revenues from unrelated entities
       and countries of Company's domicile:
         United States ....................     $    59,420      $   727,500      $ 1,801,582
         South America ....................          24,000          127,775             --
         Ireland ..........................           5,355             --               --
                                                -----------      -----------      -----------
                                                $    88,775      $   855,275      $ 1,801,582
                                                ===========      ===========      ===========
     Total Revenues:
         United States ....................     $    59,420      $   832,936      $ 1,801,582
         South America ....................          24,000          127,775             --
         Ireland ..........................           5,355             --               --
     Less: intergeographic revenue ........            --            (75,436)            --
                                                -----------      -----------      -----------
                                                $    88,775      $   855,275      $ 1,801,582
                                                ===========      ===========      ===========
     Loss from operations:
         United States ....................     $(1,880,632)     $  (952,368)     $   405,871
         South America ....................        (553,954)        (243,122)          (4,092)
                                                -----------      -----------      -----------
                                                $(2,434,586)     $(1,195,490)     $   401,779
                                                ===========      ===========      ===========
     Assets:
         United States ....................     $ 3,125,614      $ 3,645,404      $ 5,212,438
         South America ....................         118,599          127,883           18,360
     Less: intergeographic eliminations ...        (887,564)        (411,263)         (22,451)
                                                -----------      -----------      -----------
                                                $ 2,426,649      $ 3,362,024      $ 5,208,347
                                                ===========      ===========      ===========
     Capital Expenditures:
         United States ....................     $      --        $ 1,202,980          447,203
         South America ....................          43,500             --               --
                                                -----------      -----------      -----------
                                                $    43,500      $ 1,202,980      $   447,203
                                                ===========      ===========      ===========
     Depreciation and amortization expense:
         United States ....................     $   367,065      $   288,655      $    84,220
         South America ....................            --               --               --
                                                -----------      -----------      -----------
                                                $   367,065      $   288,655      $    84,220
                                                ===========      ===========      ===========

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  SEGMENTS - GEOGRAPHIC AREAS (Continued)

     Transfers between geographic areas include raw materials manufactured in the United States which are shipped to South America to be manufactured into finished products. Loss from operations represents total revenue less operating expenses.

     Identifiable assets are those assets of the Company that are identified with the operation of each geographic area.

12.  STOCK-BASED COMPENSATION

     On April 14, 2000, the Company issued 238,170 shares of the Company's common stock to three (3) consultants for services rendered to the Company in the amount of $88,438 for the year ended June 30, 2000.

13.  STOCK OPTIONS AND WARRANTS

     The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's issuance of stock options and warrants been determined based on the fair value at the grant date for awards in fiscal years ended 2000 and 1999, consistent with the provision of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro-forma amounts indicated below:

                                                  June 30,
                                      -------------------------------
                                          2000               1999
                                      ------------       ------------
     Net (loss) - as reported .....   $ (2,816,465)      $ (1,579,568)
     Net (loss) - pro-forma .......     (3,260,223)        (1,722,680)
     Loss per share - basic
       - as reported ..............          $(.15)             $(.09)
       - pro-forma ................          $(.18)             $(.10)
     Loss per share - diluted
       - as reported ..............          $(.15)             $(.09)
     Loss per share - diluted
      - pro-forma .................          $(.18)             $(.10)

     The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions issued for grants in 2000 and 1999, for both years: dividend yield of 0%, expected volatility of 145% to 161%, risk free interest rate of 5.0% and expected lives of 2 1/2 years.

     The Company has granted stock options and warrants as follows:

     (a) On March 7, 1995, the Company established a Non-Qualified Stock Option Plan (the "Plan"), which provides for the granting to key employees stock options. The Plan provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 2000.

     (b) On March 7, 1995, the Company established a Stock Grant Program which provides for the granting to key employees common stock of the Company. The Stock Grant Program provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 2000.

     (c) The following options and warrants were granted outside the two March 7, 1995 Plans during the year ending June 30, 2000:

     On December 30, 1999 the Company granted warrants to purchase 190,000 shares of the Company's common stock at an exercise price of $.07 per share, the fair value at the date of grant, to the Company's attorneys, for legal services, which were charged to general and administrative expenses, in the amount of $9,728. The warrants are exercisable immediately and expire December 29, 2004.

     On December 30, 1999, the Company granted options to purchase up to 5,428,571 shares of the Company's common stock at an option price of $.07 per share, the fair value at the date of grant, for the conversion of accrued salaries to the Company's President and Chief Executive Officer. The options are exercisable immediately and expires December 29, 2004.

     On December 30, 1999, the Company granted options to purchase up to 1,428,572 shares of the Company's common stock at an option price of $.07 per share, the fair value at the date of grant, for the conversion of accrued salaries to the Company's Vice President and Secretary. The options are exercisable immediately and expires December 29, 2004.

     On December 30, 1999, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.07 per share, the fair value at the date of grant, to consultants for financial consulting services rendered, which was charged to general and administrative expense, in the amount of $5,120. The warrants are exercisable immediately and expires December 29, 2004.

     On December 30, 1999, the Company granted warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $.07 per share, the fair value at the date of grant, to the Company's President and Chief Executive Officer. The warrants are exercisable immediately and expire December 29, 2004.

     On December 30, 1999, the Company granted warrants to purchase 340,000 shares of the Company's common stock at an exercise price of $.07, the fair value at the date of grant, to the Company's Vice-President and Secretary. The warrants are exercisable immediately and expire December 29, 2004.

     On December 30, 1999, the Company granted options to three directors totaling 40,000 shares each (120,000 shares) of the Company's common stock at an exercise price of $.07, the fair value at the date of grant. The options are exercisable immediately and expire December 29, 2004.

     On December 30, 1999, the Company granted warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $.07, the fair value at the date of the grant, to employees of the Company. The warrants are exercisable immediately and expire December 29, 2004.

     On May 14, 1999, the Company granted 4,375,027 options to officers and employees to purchase the Company's common stock at an exercise price of $.21875 per share, the fair value at the date of grant. The options are exercisable immediately and expire May 14, 2004.

     On December 14, 1998 the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.1875 per share, the fair value at the date of grant, to consultants in exchange for professional services rendered which were charged to general and administrative expense, in the amount of $3,981. The warrants are exercisable immediately and expire November 30, 2003.

     On August 5, 1998, the Company granted options to two directors totaling 40,000 shares each (80,000 shares) of the Company's common stock at an option price of $.5625 per share, the fair value at the date of grant. The options are exercisable immediately and expire August 5, 2003.

     During the year ended June 30, 1998, the Company granted 400,000 warrants to purchase the Company's common stock at exercise prices ranging from $.55 to $1.125, the fair value on the date of grant, to consultants for services rendered, which were charged to general and administrative expenses, in the amount of $27,780. The warrants are exercisable immediately and expire on dates ranging from July 31, 2000 to January 26, 2003.

     On January 26, 1998, the Company granted options to officers of the Company to purchase a total of 450,000 shares of the Company's common stock at an exercise price of $.55 per share, the fair value at the date of grant. The options are exercisable immediately and expire January 25, 2003.

     Information regarding the Company's Stock Option Plan and Warrants, for fiscal years ended 2000, 1999 and 1998, is as follows:


                                                     2000                     1999                      1998
                                             ---------------------     --------------------      -------------------
                                                         Weighted                 Weighted                  Weighted
                                                          Average                  Average                   Average
                                                         Exercised                Exercised                 Exercised
                                               Shares      Price        Shares      Price         Shares      Price
                                             ----------  ---------     ---------  ---------      ---------  ---------
     Options and warrants outstanding
       beginning of year ...............      6,418,205     $.28       2,013,178     $.54        1,163,178     $.49
     Options and warrants exercised ....           --        --             --        --              --        --
     Options and  warrants granted .....      8,957,143      .07       4,555,027      .22          850,000      .60
     Options and warrants expired ......       (973,198)     .48        (150,000)     .63             --        --
                                             ----------     ----       ---------     ----        ---------     ----
     Options and warrants outstanding,
       end of year .....................     14,402,170     $.15       6,418,205     $.28        2,013,178     $.54
                                             ==========     ====       =========     ====        =========     ====

     Option and warrants price range
       at end of year ..................          $ .07                   $.19 to $.56              $.38 to $1.125
     Option and warrants price range
       for exercised shares ............           --                          --                        --
     Options and warrants available
       for grant .......................      1,000,000                1,000,000                 1,000,000


     The weighted exercise price and weighted fair value of options and warrants granted by the Company for the fiscal years ended 2000, 1999 and 1998 are as follows:


                                            2000                    1999                  1998
                                   ---------------------   ---------------------   ---------------------
                                    Weighted    Weighted    Weighted    Weighted    Weighted    Weighted
                                    Average     Average     Average     Average     Average     Average
                                   Exercised     Fair      Exercised     Fair      Exercised     Fair
                                     Price       Value       Price       Value       Price       Value
                                   ---------    --------   ---------    --------   ---------    --------
Weighted average of options
  and warrants granted during
  the year whose exercise
  price exceeded fair market
  value at the date of grant           --          --          --          --        $ .75       $ .36

Weighted average of options
  and warrants granted during
  the year whose exercise
  price was equal to fair market
  value at the date of grant         $ .07       $ .05        $ .22      $ .14       $ .56       $ .38

     The following table summarizes information about fixed-price stock options and warrants outstanding at June 30, 2000:


                                                   Weighted
                                   Number          Average       Weighted       Number        Weighted
                                Outstanding       Remaining      Average      Exercisable      Average
         Range of Exercise      at June 30,      Contractual     Exercise      at June 30,     Exercise
             Prices                 1999            Life          Price          1999           Price
         -----------------      ------------     -----------    ---------     ----------      -------
           $ .07                 8,957,143        4.5 years      $ .07         8,957,143        $ .07
           $ .19 to $.38         4,515,027        3.8 years      $ .22         4,515,000        $ .22
           $ .55 to $1.13          930,000        2.6 years      $ .60            930,000       $ .60
                                ----------                                    -----------
                                14,402,170                                    14,402,170
                                ==========                                    ==========

14.  RELATED PARTY TRANSACTIONS

     a) On December 1, 1998 the Company issued 200,000 and 150,000 shares of the Company's common stock to Mr. Sagi and the Company's Vice President/Secretary, respectively, in consideration for deferring their current year salaries. In connection with the transaction the Company recorded a compensation expense in the amount of $65,625 for the year ending June 30, 1999.

     b) On March 31, 1998, SMC Corp. dissolved and distributed the note due from the Company to its five shareholders, including Mr. Sagi and Carlo Civelli. See Note 8 of Notes to Consolidated Financial Statements for further information. The principal amount of the note at June 30, 2000 and 1999 was $177,601 for Mr. Sagi and Mr. Civelli. Interest expense for the year ended June 30, 2000, 1999 and 1998 was $17,760, $17,760 and $14,208 each, for Mr.
     Sagi and Mr. Civelli. As of June 30, 2000 and 1999 accrued interest in the amount of $46,176 and $28,416 was due Mr. Sagi and Mr. Civelli.

     c) On November 16, 1998, the Company sold a total of 300,000 shares of the Company's common stock to a Director of the Company and an officer of the Company. The Company received $100,000 net proceeds from the sale.

     d) On July 1, 1999, the Company issued 79,250 and 5,703 shares of the Company's common stock to Mr. Sagi and the Company's Vice-President and Secretary, respectively, in consideration for loan financing for operations. In connection with the transaction the Company recorded accrued interest expense in the amount of $36,177 for the year ending June 30, 2000.

     e) On July 1, 1999, December 30, 1999 and March 8, 2000, the Company issued a total of 7,500 shares of the Company's common stock to a Company director in consideration for loan financing for operations. In connection with the transaction the Company recorded accrued interest expense in the amount of $2,419 for the year ending June 30, 2000.

     f) On July 7, 1999, the Company issued 50,000 shares of the Company's common stock to a former director of the Company as part of his employment agreement. In connection with the transaction the Company recorded compensation expense in the amount of $9,375 for the year ending June 30, 2000.

     g) On July 7, 1999, the Company sold 45,767 shares of the Company's common stock to an officer and director of the Company. The Company received $10,000 net proceeds from the sale. On April 14, 2000, the Company also issued 35,200 shares of the Company's common stock to the same officer and director in exchange for consulting services worth $8,800.

     h) The Company and Zigmed Corporation ("Zigmed") have entered into various agreements. Zigmed is owned and controlled by two sons of Mr. Sagi, who, prior to 1990, owned Zigmed. The Company has contracted with Zigmed to manufacture its sensor production equipment needed for its production centers. The Company sublets warehouse space to Zigmed for $1,970 per month and received $23,640 and $20,000 as rental income from Zigmed for the years ended June 30, 2000 and 1999. The Company has also contracted with Zigmed for the production of the BreastCare(TM)/BreastAlert(TM) sensors. Zigmed provided material, labor and product testing services of $74,430 and $42,109 for the years ended June 30, 2000 and 1999. The Company owes Zigmed approximately $63,000 and $17,000 as of June 30, 2000 and 1999 for labor. See Note 13 of Notes to Consolidated Financial Statements for further information.

15.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases office and warehousing facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance). In June, 1997 the Company signed a three (3) year lease for office and warehouse space in Denville, New Jersey and amended its lease on April 15, 1999 to include an additional 6,000 square feet adjacent to its corporate headquarters. The lease has been extended through June 30, 2001. The Company also rents warehouse space in Uruguay, on a month to month basis, costing approximately $1,350 a month and office space in Brazil, on a month to month basis, costing approximately $350 a month.

     Future minimum lease payments for operating leases are as follows:

     Years Ending June 30,
     ---------------------
            2001 .....................       119,600
            2002 .....................          --
            2003 .....................          --
            2004 .....................          --
            Thereafter ...............          --
                                            --------
                                            $119,600
                                            ========

     Rent expense for the years ended June 30, 2000, 1999 and 1998 was approximately $104,000, $86,000 and $68,000, respectively.

     Employment Agreements

     The Company has entered into employment contracts with the two officers/directors of the Company. The agreements all provide the following: base salaries increasing upon certain conditions, incentive bonus plans and severance benefits.

     Production Agreements

     The Company intends to construct strategic regional production centers throughout the world to manufacture, assemble and market the BreastCare(TM)/BreastAlert(TM). The Company has entered into an amended agreement with Zigmed pursuant to which Zigmed will manufacture the sensor production equipment needed for the manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's common stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in September, 1996 issued Zigmed 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract. As of June 30, 2000, the Company has advanced Zigmed $1,068,304. See Note 4 of Notes to Consolidated Financial Statements.

     The Company's Brazilian subsidiary has signed an agreement to construct a 2,550 square meter manufacturing facility in Recife, Pernambuco - Brazil at the new port of Suape. The Company has broken ground and anticipates construction to be completed by the first half of calendar 2001. The Company's Brazilian subsidiary purchased the land for $43,500 and anticipates the building cost to approximate $1,000,000.

     Financial Agreements

     On May 11, 2000 the Company's Brazilian subsidiary received final approval to participate in the Sudene Program, a federal program organized to develop the Northeast area of Brazil. Scantek do Brasil Ltda was approved to receive funding of approximately $3 million in the Sudene federal program under Finor Article 9. Final documentation has been submitted to Sudene in October,2000. Funding is anticipated to be received within 60 to 90 days. The terms of the agreement include a repayment of $1,000,000 over seven years. The funding is secured by 10% of the outstanding shares of the Brazilian subsidiary and various renegotiated terms to be completed by the Company.

16.  SUBSEQUENT EVENT

     On September 30, 2000, the Company and its Brazilian subsidiary executed an agreement with a Brazilian investment group. Scantek Medical Inc. will sell 36% of its equity in Scantek Medical do Brasil Ltda for two million ($2,000,000) dollars to the Brazilian investment group.

     The new partner will play a major roll in expediting the Brazilian operations, including the construction of the new manufacturing facility, expanding Scantek Medical do Brasil Ltda's operations, marketing and sales. The $2,000,000 will be funded in various stages and milestones until the Sudene Federal Funding from the government is completed.

     In connection with the agreement, the Brazilian investment group purchased 750,000 shares of Scantek Medical Inc. common stock for $350,000. The Company has guaranteed to redeem these shares within twelve months at a price of not less than $350,000. If the total market value at the time of redemption is greater than $350,000 the Company will guarantee the $350,000 plus fifty (50%) percent of the profit generated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table and biographical outlines set forth the directors, and officers within the Company, positions presently held by each executive officer of the Company, and a brief account of the business experience of each such director and officer for the past five years.

                                                  Positions and Officers
                                                  within the Company/
          Name                   Age              Business Experience
          ----                   ---              -------------------

Zsigmond L. Sagi, Ph.D.          67               President, Chairman of
                                                  the Board, and Chief
                                                  Executive Officer

Patricia B. Furness              53               Vice President, Corporate
                                                  Secretary and Director

Maurice Siegel, Ph.D.            70               Vice President of
                                                  Research and
                                                  Development and Director

Louis Gottlieb                   72               Vice President of
                                                  Corporate Development

Paul Nelson                      70               Director

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

     MAURICE SIEGEL, PH.D., has served as the Company's Vice President of Research and Development since 1991 and as a Director of the Company since August, 1997. Since 1989, Mr. Siegel served in the same capacity with Scantek Medical Corp., the Company's predecessor. From 1980 to 1984, Mr. Siegel was responsible for the continuing research and development of the BreastCare(TM)/BreastAlert(TM). He supervised the analytical and manufacturing operation and was involved in the process of receiving FDA medical device approval for the BreastCare(TM)/BreastAlert(TM)for sale to the professional market. Mr. Siegel was employed by Faberge, Inc. from 1957 through 1987, as Director of Research and Development from 1957 to 1996, as Vice President of Research and Development from 1966 to 1977, and last holding the position of Executive Vice President of Research and Development from 1977 to 1987. Since 1987, Mr. Siegel has been self employed and has served, and continues to serve, as a consultant to numerous companies, including Tri-Scent, Imported Beauty Lines, Telebrands and Sun Laboratories. Mr. Siegel received a Ph.D. in Physical and Organic Chemistry from New York University in 1957.

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

Compliance with 16(a) of the Securities and Exchange Act of 1934

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten (10%) percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2000.

ITEM 10. EXECUTIVE COMPENSATION

     The following sets forth, for the fiscal years ended June 30, 2000, 1999 and 1998, the annual and long-term compensation paid or accrued of the Company's named officers.


                                          SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                                            Compensation Awards
                                                                                Securities
Name and                                        Annual Compensation             Underlying
Principal Position             Year      Salary       Bonus          Other      Options/SARs (#) Compensation
------------------             ----      ------       -----          -----     ----------------- ------------
Zsigmond L. Sagi ............  2000     $190,000     $                $--        6,028,571          $--
President, Chairman .........  1999      190,000     $ 37,500         $--        2,847,900          $--
of the Board, Chief .........  1998      190,000         --           $--          300,000          $--
Executive Officer

Patricia Furness ............  2000       90,000         --           $--        1,768,572          $--
Vice President ..............  1999       90,000       28,125         $--        1,427,127          $--
Secretary and ...............  1998       90,000         --           $--          150,000          $--

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

         The following table contains information regarding the grant of stock options during the year ended June 30, 2000 to the named Executive Officers.

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                   Potential Realizable
                                          Percent                                   Value at Assumed
                           Number of      of Total                                Annual Rates of Stock
                          Securities    Options/SARs                                Price Appreciation
                          Underlying    Granted to     Exercise or                  For Option Term (3)
                          Options/SARs   Employees      Base Price  Expiration     ---------------------
Name                      Granted (#)     in 2000        ($/sh.)      Date         5% ($)         10% ($)
----                      -----------     -------        -------      ----         ------         -------
Zsigmond
L. Sagi (1) .........       6,028,571       67.3%       $.07         12/29/2004     84,400         168,880

Patricia
Furness (2) .........       1,768,572       19.7%       $.07         12/29/2004     24,760          49,520


(1) On December 30, 1999 the Company issued 5,428,571 options to purchase the Company's common stock to Mr. Sagi for accrued salaries. An additional 600,000 options were issued as a bonus for deferring salary.

(2) On December 30, 1999 the Company issued 1,428,572 options to purchase the Company's common stock to Ms. Furness for accrued salaries. An additional 340,000 options were issued as a bonus for deferring salary.

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

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information regarding stock options exercised by the Named Officers during the year ended June 30, 2000, including the aggregate value of gains on the date of exercise. In addition, the following table provides data regarding the number of shares covered by both exercisable and non-exercisable stock options at June 30, 2000. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of existing options and either $.75 the closing sale price of the Company's common stock on June 30, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                              Realized
                                               Value
                                              (Market)              Number of                     Value of
                                               Price               Securities                    Unexercised
                                Common          on            Underlying Unexercised             In-The-Money
                                Shares        Exercise         Options/SARs at Year          Options/SARs at Year
                                Acquired      Date Less              End #                          End $
                                  on           Exercise         ------------------             -------------
     Name                      Exercise #     Price ($)     Exercisable   Unexercisable  Exercisable      Unexercisable
     ----                      ----------     ----------    -----------   -------------  -----------      -------------
Zsigmond
L. Sagi ...............         9,176,471         --         9,176,471         --         6,882,353             --

Patricia
Furness ...............         3,345,699         --         3,345,699         --         2,509,274             --



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


------------------------------ ---------------------------- --------------------------- ----------------
TITLE OF CLASS                 NAME & ADDRESS OF            AMOUNT & NATURE OF          PERCENT OF CLASS
                               BENEFICIAL OWNER             BENEFICIAL OWNER
------------------------------ ---------------------------- --------------------------- ----------------

Common Stock                   Zsigmond L. Sagi             14,468,188                       51.7%
                               19 Lockley Court
                               Mountain Lakes, NJ 07046     (2), (3), (4), (5), (6)
------------------------------ ---------------------------- --------------------------- ----------------

Common Stock                   361 Acquisition Corp.        2,121,250                        11.3%
                               885 W. Georgia St.
                               Suite 1200
                               Vancouver, BC                (7)
                               Canada V6L 3E8
------------------------------ ---------------------------- --------------------------- ----------------

Common Stock                   Patricia B. Furness          4,427,153                        19.9%
                               25 Beechway Road
                               Mountain Lakes, NJ 07046     (8), (9), (10), (11)
------------------------------ ---------------------------- --------------------------- ----------------

Common Stock                   Louis Gottlieb               526,250                           2.8%
                               20 N. Central Avenue
                               Valley Stream, NY 11580      (15)
------------------------------ ---------------------------- --------------------------- ----------------

Common Stock                   Paul Nelson                  189,500                            .01%
                               69 Lookout Road
                               Mountain Lakes, NJ 07046     (12) (16)

------------------------------ ---------------------------- --------------------------- ----------------

Common Stock                   Maurice L. Siegel            155,767                            .01%
                               560 W. 43rd Street
                               New York, NY 10036           (13), (14)
------------------------------ ---------------------------- --------------------------- ----------------

Common Stock                   All Directors & Officers     19,766,858                        61.2%
                               as a Group (consisting of
                               5 persons)
------------------------------ ---------------------------- --------------------------- ----------------

(1) There were 19,639,690 shares of Common Stock outstanding as of September 30, 2000.

(2) Includes 200,000 shares of the Company's Common Stock issued on December 1, 1998 to Mr. Sagi for deferring annual salary.

(3) Includes 2,847,900 shares issuable to Mr. Sagi upon the exercise of options granted on May 14, 1999 for the conversion of accrued salary; 5,428,571 shares issuable to Mr. Sagi upon the exercise of options granted on December 30, 1998 for the conversion of accrued salary; 900,000 shares issuable to

Mr. Sagi upon the exercise of options granted in January 1998 and December 1999 for deferring accrued salary.

(4) Includes 535,785 shares received upon the dissolution of SMC Corp. (See "Certain Relationships and Related Transactions").

(5) Does not include 45,000 shares of the Company's Common Stock owned by Mr. Sagi's former wife, and 98,500 shares of the Company's Common Stock owned by Mr. Sagi's children and their spouses, as to which Mr. Sagi disclaims beneficial ownership.

(6) Includes 79,250 shares issued to Mr. Sagi on July 1, 1999 and 67,900 shares issued on August 1, 2000 in connection with financing for the Company.

(7) Includes 621,250 shares of the Company's Common Stock which 361 Acquisition Corp. received as part of the 361 Acquisition Agreement. (See "Certain Relationships and Related Transactions").

(8) Includes 10,000 shares owned by Ms. Furness' children, as to which Ms. Furness disclaims beneficial ownership.

(9) Includes 150,000 shares of the Company's Common Stock issued to Ms. Furness for deferring annual salary.

(10) Includes 1,427,127 shares issuable to Ms. Furness upon the exercise of options granted on May 14, 1999 for the conversion of accrued salary; 1,428,572 shares issuable to Ms. Furness upon the exercise of options granted on December 30, 1999 for the conversion of accrued salary; 490,000 shares issuable to Ms. Furness upon the exercise of stock options granted in January 1998 and December 1999 for deferring annual salaries; 40,000 shares issuable to Ms. Furness upon the exercise of options granted in August 1996.

(11) Includes 5,703 shares issued to Ms. Furness on July 1, 1999 and 8,750 shares issued on August 1, 2000 in connection with financing for the Company.

(12) Includes 40,000 shares issuable to Mr. Nelson upon the exercise of options granted on December 30, 1999.

(13) Includes 80,000 shares of the Company's Common Stock, issuable upon the exercise of options granted on August 5, 1998 and December 30, 1999 to Mr. Siegel.

(14) Includes 35,200 shares issued to Mr. Siegel, in connection with financing for the Company.

(15) Includes 290,000 shares of the Company's Common Stock issued to Louis and Ruth Gottlieb, in connection with financing for the Company.

(16) Includes 2,500 shares issued to Mr. Nelson in connection with financing for the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) On December 1, 1998, the Company issued 200,000 and 150,000 shares of the Company's common stock to Mr. Zsigmond Sagi, the Company's President and Chief Executive Officer and Ms. Patricia Furness, the Company's Vice President/Corporate Secretary, respectively, in consideration for deferring their current year salaries. In connection with this transaction, the Company recorded compensation expense in the amount of $65,625 for the year ended June 30, 1999.

     (b) The Company and SMC Corp. entered into various agreements with an investment banking firm ("361 Acquisition Corp.") to, among other things, provide financing for the Company in exchange for shares of common stock. In exchange for terminating all prior agreements between 361 and the Company and SMC Corp., the Company issued 621,250 shares of its common stock to 361 representing services valued at approximately $78,000, which was approved by the Board of Directors on March 7, 1995. On March 31, 1998, SMC Corp. dissolved and distributed the note receivable of $888,006 from the Company to its five shareholders in equal amounts of $177,601, including Mr. Sagi (the Company's President and Chief Executive Officer), Carlo Civelli (former Vice President of Finance International of the Company), Kilham Management, Malir Enterprises Corp., and Zurow Investment S.A. The note terms were renegotiated with the lenders with principal payments due September 30, 1999 and interest at prime plus two (2%) percent. As of June 30, 2000, accrued interest in the amount of $147,601 was due Mr. Sagi. The notes have been extended to December 31, 2001.

     (c) On November 16, 1998, the Company sold 150,000 shares of the Company's common stock to Kenneth Courey, a former Director of the Company and to Louis Gottlieb, Vice President of Corporate Development; the Company received $100,000 net proceeds from the sale.

     (d) The Company intends to construct regional production centers throughout the world to manufacture, assemble and market the BreastCare(TM)/BreastAlert(TM). Accordingly, the Company entered into an agreement dated August 25, 1996, as amended, with Zigmed, Inc. ("Zigmed"), a company owned by the two sons of Mr. Zsigmond Sagi; Zigmed, Inc. was owned by Mr. Sagi prior to 1990. Pursuant to such agreement, Zigmed agreed to manufacture the sensor production equipment for such manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's Common Stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in March 1997 issued Zigmed 100,000 shares of the Company's Common Stock (valued at $1.00 per share) against the contract. As of June 30, 2000, the Company has advanced Zigmed $1,068,304.

     (e) The Company and Zigmed have entered into various agreements. The Company sublets warehouse space to Zigmed for $1,970 per month and received $23,640 and $20,000 as rental income from Zigmed for the years ended June 30, 2000 and 1999. The Company has also contracted with Zigmed for the production of the BreastCare(TM)/BreatAlert(TM) sensors. Zigmed provided material, labor and product testing services of $74,430 and $42,109 for the years ended June 30, 2000 and 1999. The Company owes Zigmed approximately $63,000 and $17,000 as of June 30, 2000 and 1999 for labor. See Note 14 of Notes to Consolidated Financial Statements for further information.

     (f) The Company has borrowed funds from Mr. Zsigmond Sagi, the Company's President and Chief Executive Officer. The promissory note to Mr. Sagi bears interest at prime plus two (2%) percent, 10% at June 30, 2000, and is payable on December 31, 2001. The principal amount of the note is $1,166,603 at June 30, 2000. Subsequent to the balance sheet date, Mr. Sagi advanced an additional $120,500. Interest expense for the year ended June 30, 2000 was $138,421.

     (g) On July 1, 1999 the Company issued 5,703 shares of the Company's common stock to the Company's Vice-President/Corporate Secretary, in consideration for loan financing for operations. In connection with the transaction the Company recorded interest expense in the amount of $3,208 for the year ending June 30, 2000.

     (h) On July 1, 1999, December 30, 1999 and March 8, 2000, the Company issued a total of 7,500 shares of the Company's common stock to a Company director in consideration for loan financing for operations. In connection with the transaction the Company recorded interest expense in the amount of $2,419 for the year ending June 30, 2000.

     (i) On July 7, 1999, the Company issued 50,000 shares of the Company's common stock to a former director of the Company as part of his employment agreement. In connection with the transaction the Company recorded compensation expense in the amount of $9,375 for the year ending June 30, 2000.

     (j) On July 7, 1999, the Company sold 45,767 shares of the Company's common stock to an officer and director of the Company. The Company received $10,000 net proceeds from the sale. On April 14, 2000, the Company also issued 35,200 shares of the Company's common stock to the same officer and director in exchange for consulting services worth $8,800.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:

                                                               Page
                                                               ----
     1. Financial Documents:

     Independent Auditors' Report .........................     F-1

     Consolidated Balance Sheets, June 30,
     2000 and 1999 ........................................     F-3

     Consolidated Statements of Operations,
     Years Ended June 30, 2000, 1999 and 1998 .............     F-4

     Consolidated Statements of Stockholders'
     Equity, Years Ended June 30, 2000, 1999 and 1998 .....     F-5

     Consolidated Statements of Cash Flows,
     Years Ended June 30, 2000, 1999 and 1998 .............  F-6 - F-7

     Notes to Consolidated Financial
     Statements ...........................................  F-8 - F-26

     2. Financial Statement Schedules:

     All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K:

          There were no reports on Form 8-K during the quarter ended June 30, 2000.

     (c) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this Annual Report on Form 10-KSB.

Exhibit
Number                           Title
-------                         -------

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

10.13 Acquisition Agreement (Amendment No. 2) between SMC Corp., Mr. Sagi, 361 Acquisition Corp., Brynelsen, Scantek Medical Ltd. and Scantek Medical, Inc. dated March 7, 1995 -- Incorporated by Reference to Exhibit 6.7 of the Company's Report on Form 10-SB/A-1 dated September 17, 1996.

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

10.23 Licensing Agreement with Scantek Medical, Inc. and Sandell Corp. S.A. dated September 22, 1997 -- Incorporated by Reference to Exhibit 10.23 of the Company's Form 10-KSB for the year ended June 30, 1997.

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

10.27 Amendment to Lease Agreement between Scantek Medical, Inc. and Pablito, L.L.C. dated April 15, 1999--Incorporated by reference to Exhibit 10.27 of the Company's Form 10-KSB for the year ended June 30, 1999.

10.28 Distribution Agreement with Scantek Medical, Inc. and Nugard HealthCare Ltd. dated July 14, 1999. --Incorporated by reference to Exhibit 10.28 of the Company's Form 10-KSB for the year ended June 30, 1999.

10.29* A Business Implantation Agreement with Scantek Medical S.A. and the Government of Pernambuco dated November 19, 1999.

10.30* Consulting Agreement with Scantek Medical Inc. and Multiconsulteria S/C LTDA dated November 1999.

10.31* Letter of Approval for funding with Scantek Medical Inc./Scantek Medical do Brasil Ltda and North East Brazil Federal Program of Sudene Finor
        Article 9 dated May 11, 2000.

10.32* Letter of Intent Agreement with Scantek Medical Inc. and Scantek Medical do Brasil Ltda and Instituto Materno Infantil de Pernambuco dated May 31, 2000.

10.33* Suape Land Purchase Agreement with Scantek Medical do Brasil Ltda and the State of Pernambuco dated May 25, 2000.

10.34* Letter of Commitment for BreastCare(TM) usage and purchase order with Scantek Medical do Brasil Ltda and Unimed Recife-Cooperativa de Trabalho Medico dated June 1, 2000.

11 A statement regarding the computation of earnings per share is omitted because such computation can be clearly determined from the material contained in this Annual Report on Form 10-KSB.

21 Subsidiaries of the Registrant: (i) Scantek Medical S.A., Inc., incorporated in Uruguay; and (ii) Scantek Medical do Brasil, LTDA, incorporated in Brazil.

27      Financial Data Schedule.

99.1 Reinstatement of Patent No. RE.4,624,264 United States, Extension to November 25, 2003, dated August 12, 1997 -- Incorporated by reference of the Company's Form 10-KSB for the year ended June 30, 1998.

------------
* These exhibits are in Portuguese. A translation will be filed as an amendment to this form 10KSB.

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

                                      Date:  October 12, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ ZSIGMOND L. SAGI
---------------------------------
Zsigmond L. Sagi
President, Chairman of the Board,
Chief Executive Officer
and Director

/s/ PATRICIA B. FURNESS
---------------------------------
Patricia B. Furness
Vice President, Corporate Secretary
and Director

/s/ PAUL NELSON
---------------------------------
Paul Nelson
Director


/s/ MAURICE SIEGEL
---------------------------------
Maurice Siegel
Vice-President and Director