Form 10QSB
period 2000-09-30
SCANTEK MEDICAL INC
filed 2000-11-13
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     At October 30, 2000 there were 18,889,690 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information                                              1

  Item 1.    Financial Statements

             Consolidated Balance Sheets as of
              September 30, 2000 (unaudited) and
              June 30, 2000                                                 2

             Consolidated Statements of Operations
              and Comprehensive (Loss) for the
              Three Months Ended September 30, 2000 and
              1999 (unaudited)                                            3 - 4

             Consolidated Statements of Cash Flows
              for the Three Months Ended September 30,
              2000 and 1999 (unaudited)                                   5 - 6

             Notes to Financial Statements (unaudited)                    7 - 9

  Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10 - 14

Part II. Other Information

  Item 1.         Legal Proceedings                                        15

  Item 6.         Exhibits and Report on Form 8-K                          15

Signatures                                                                 16

PART I.  Financial Information

     Item 1. Financial Statements

          Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

          The results of operations for the three months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                      September 30,                June 30,
                                                                           2000                      2000
                                                                  -----------------------   -----------------------
                                                                       (Unaudited)
                             ASSETS
Current Assets:
    Cash                                                               $     1,409               $     2,898
    Marketable securities                                                   14,252                    20,735
    Accounts receivable                                                     24,000                    24,000
    Inventories                                                            661,672                   721,315
    Prepaid expenses                                                           245                     8,511
                                                                       -----------               -----------
        Total Current Assets                                               701,578                   777,459
                                                                       -----------               -----------

Property and equipement - net                                            1,473,150                 1,548,016
Other assets - net                                                          84,272                   101,174
                                                                       -----------               -----------

    TOTAL ASSETS                                                       $ 2,259,000               $ 2,426,649
                                                                       ===========               ===========

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt                                                    $   864,516               $   860,593
    Current portion of long-term debt                                      850,000                   300,000
    Accounts payable                                                     1,294,444                 1,263,095
    Accrued interest                                                       644,194                   539,333
    Accrued salaries                                                     1,402,472                 1,332,472
    Accrued expenses                                                       615,931                   528,406
                                                                       -----------               -----------
        Total Current Liabilities                                        5,671,557                 4,823,899
                                                                       -----------               -----------

Long-term debt                                                           2,171,109                 2,604,609
                                                                       -----------               -----------
        Total Liabilities                                                7,842,666                 7,428,508
                                                                       -----------               -----------

Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued                                                         -                         -
    Common stock, par value $.001
     per share - authorized 45,000,000
     shares; outstanding 18,889,690 and
     18,810,540 shares                                                      18,890                    18,810
    Additional paid-in-capital                                           3,767,263                 3,726,976
    Cumulative other comprehensive loss                                   (287,748)                 (281,265)
    Deficit                                                             (9,082,071)               (8,466,380)
                                                                       -----------               -----------
        Total Stockholders' Deficiency                                  (5,583,666)               (5,001,859)
                                                                       -----------               -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                                        $ 2,259,000               $ 2,426,649
                                                                       ===========               ===========


                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                         Three Months Ended September 30,
                                                                       -------------------------------------
                                                                           2000                     1999
                                                                           ----                     ----
Revenues:
    Net sales                                                          $         -               $         -
    License fees                                                                 -                   597,500
                                                                       -----------               -----------
                                                                                 -                   597,500
                                                                       -----------               -----------
Costs and expenses:
    Cost of sales                                                          149,860                    85,275
    General and administrative
     expenses                                                              242,951                   433,674
    Research and development                                                70,000                    70,000
                                                                       -----------               -----------
                                                                           462,811                   588,949
                                                                       -----------               -----------
Income (loss) from operations                                             (462,811)                    8,551
                                                                       -----------               -----------

Other income (expense):
    Interest and dividends                                                      14                        73
    Gain on sale of marketable
     securities                                                                  -                    76,644
    Interest expense                                                      (152,894)                 (169,890)
                                                                       -----------               -----------
                                                                          (152,880)                  (93,173)
                                                                       -----------               -----------
Net loss                                                               $  (615,691)              $   (84,622)
                                                                       ===========               ===========

Loss per common share - basic                                          $     (0.03)              $         -
                                                                       ===========               ===========

Loss per common share - diluted                                        $     (0.03)              $         -
                                                                       ===========               ===========


Weighted average number of
 common shares outstanding - basic                                      18,862,867                18,328,420
                                                                       ===========               ===========
Weighted average number of
 common shares outstanding - diluted                                    18,862,867                18,328,420
                                                                       ===========               ===========



                                                                     (Continued)
                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (Unaudited) (continued)


                                                                         Three Months Ended September 30,
                                                                       -------------------------------------
                                                                          2000                      1999
                                                                          ----                      ----
Net loss                                                               $  (615,691)              $   (84,622)

Other comprehensive income (expense) net of income taxes:

      Unrealized gain (loss) on marketable securities                       (6,483)                   30,162
                                                                       -----------               -----------
Comprehensive loss                                                     $  (622,174)              $   (54,460)
                                                                       ===========               ===========


                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended September 30,
                                                                       -------------------------------------
                                                                           2000                      1999
                                                                           ----                      ----
Cash flows from operating activities:
    Net loss                                                           $  (615,691)              $   (84,622)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                           91,768                    91,764
    Net gain on sale of marketable securities                                    -                  (76,644)
    Non-cash officers compensation                                          40,367                    55,943
    Other non-cash items                                                         -                 (211,264)
    Changes in operating assets
     and liabilities                                                       361,644                  (106,848)
                                                                       -----------               -----------
       Net Cash (Used in)
        Operating Activities                                              (121,912)                 (331,671)
                                                                       -----------               -----------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                  -                   276,009
                                                                       -----------               -----------
Cash flows from financing activities:
    Proceeds from borrowings                                                     -                    60,000
    Proceeds from officer loans                                            121,500                    25,000
    Repayment of officer loans                                                   -                   (10,000)
    Repayment of notes                                                      (1,077)                   (1,326)
    Proceeds from sale of common stock                                           -                    10,000
                                                                       -----------               -----------
       Net Cash Provided by Financing Activities                           120,423                    83,674
                                                                       -----------               -----------

Net increase (decrease) in Cash                                             (1,489)                   28,012

Cash - beginning of period                                                   2,898                     5,516
                                                                       -----------               -----------

Cash - end of period                                                   $     1,409               $    33,528
                                                                       ===========               ===========


                                                                     (Continued)
                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended September 30,
                                                                       -------------------------------------
                                                                           2000                      1999
                                                                           ----                      ----
Changes in operating assets and liabilities consist of:

    Decrease in inventory                                              $    59,643               $         -
    Decrease in due from licenses                                                -                  (305,000)
    (Increase) decrease in prepaid
     expenses                                                                8,266                      (165)
    (Increase) in other assets                                                   -                    (3,300)
    Increase in accounts payable
     and accrued expenses                                                  293,735                   201,617
                                                                       -----------               -----------
                                                                       $   361,644               $  (106,848)
                                                                       ===========               ===========
Supplementary information:
    Cash paid during the year for:
       Interest                                                        $       533               $    30,783
                                                                       ===========               ===========
       Income Taxes                                                    $       200               $         -
                                                                       ===========               ===========
Non-cash investing activities:
    Acquisition of investment in connection with
     licensing agreement                                               $         -               $  (247,500)
                                                                       ===========               ===========
     Unrealized gain (loss) on
      marketable securities                                            $    (6,483)              $    30,162
                                                                       ===========               ===========

Non-cash financing activities:
     Conversion of accounts payable
      and accrued expenses to common
      stock                                                            $         -               $    20,312
                                                                       ===========               ===========
     Conversion of accounts payable and accrued
       expenses to stock options and warrants                          $         -               $    15,924
                                                                       ===========               ===========
    Common stock issued to officers for
     loan financing                                                    $    40,367               $    55,943
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

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

    The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations and comprehensive (loss) and cash flows for the three months ended September 30, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive (loss) and cash flows for all periods presented have been made. Certain items in the September 30, 1999 financial statements have been reclassified to conform to September 30, 2000 classifications. The information for June 30, 2000 was derived from audited financial statements.

    Basis of Presentation

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    The Company has experienced losses during and subsequent to its development stage. Losses and negative cash flows from operations have continued in the current fiscal year and subsequent to June 30, 2000. As of September 30, 2000, the Company has a working capital deficit of approximately $5.0 million.

    The activities of the Company are being financed through the sale of its common stock and debt securities. In October 2000, the Company sold 36% of its Brazilian subsidiary to a Brazilian investment firm for $2 million. The Company will reinvest the proceeds in Scantek Medical do Brasil Ltda. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commercial acceptability of the BreastCare(TM)/BreastAlert(TM) to create sales that will help the Company achieve a profitable level of operations. However, there is no assurance that additional capital will be obtained or the BreastCare(TM)/BreastAlert(TM) will be commercially successful. This raises substantial doubt about the ability of the Company to continue as a going concern.

    The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Earnings (Loss) Per Common Share

    Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. During the three months ended September 30, 2000 and 1999, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

2. SALE OF SUBSIDIARY

    On October 1, 2000, the Company and its Brazilian subsidiary executed an agreement with a Brazilian investment group. Scantek Medical Inc. sold 36% of its equity in Scantek do Brasil Ltda for $2 million ($2,000,000) dollars to such Brazilian investment group. The Company will reinvest the total proceeds in Scantek Medical do Brasil Ltda.

    The new partner will play a major roll in expediting the Brazilian operations, including the construction of the new manufacturing facility, expanding Scantek Medical do Brasil Ltda's operations, marketing and sales. The $2,000,000 will be funded in various stages and milestones until the Sudene Federal Funding from the government is completed.

    The agreement by the Brazilian investment group to purchase shares of Scantek Medical Inc. common stock, as previously announced, has been terminated.

3. SEGMENTS - GEOGRAPHIC AREAS

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


                                                  Three Months Ended
                                                     September 30,
                                            --------------------------------

                                                 2000               1999
                                                 ----               ----

         Total Revenues:
                  United States             $      -             $   597,500

         Less: intergeographic revenue             -                   -
                                            ---------------      -----------
                                            $      -             $   597,500
                                            ===============      ===========

         Income (loss) from operations:
                  United States             $      (350,124)     $   160,427
                  South America                    (112,687)        (151,876)
                                            ---------------      -----------
                                            $      (462,811)     $     8,551
                                            ===============      ===========

3. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, ("SFAS 133"). SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect such adoption to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

    Results of Operations

    The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                         % Increase (Decrease) from Prior Period
                                         ---------------------------------------
                                                    Three Months Ended
                                                    September 30, 2000
                                                    compared with three
                                                       months ended
                                                    September 30, 1999
                                                    ------------------

       Sales (1)                                             -  %
       License fee revenue                                (100.0)
       Cost of sales                                        75.7
       General and administrative expense                  (44.0)
       Research and development                              -
       Interest expense                                    (10.0)
       Net earnings (loss) (1)

       ----------
       (1) Percentage not meaningful

                    Three Months Ended September 30,2000 vs.
                      Three Months Ended September 30,1999


Revenues

    There were no sales during the three months ending September 30, 2000 and 1999 as the Company is re-focusing its South American marketing strategy in Brazil. The Company will ship the BreastCare(TM)/BreastAlert(TM) from the United States during the fourth quarter of calendar 2000 to South America until the manufacturing facility in Brazil is completed and operational.

    License fee revenue decreased to $-0- during the three months ended September 30, 2000 from $597,500 for the three months ended September 30, 1999 as the Company recognized license fees from Nugard Healthcare Ltd. from the preceding year.

Cost of Sales

    Cost of sales increased to $149,860 during the three months ended September 30, 2000 from $85,275 during the three months ended September 30, 1999 primarily due to an inventory write off of $59,643 for expired product at the South American location.

General and Administrative Expenses

    General and administrative expenses decreased to $242,951 during the three month period ending September 30, 2000 from $433,674 the three months ended September 30, 1999. This decrease is primarily due to decreases in consulting services in the Company's South American subsidiary in Uruguay.

Interest Expense

    Interest expense was $152,894 for the three months ended September 30, 2000 compared to $169,890 for the three months ended September 30, 1999. The 10% decrease was attributable to the decrease on the Company's long-term debt.

Research and Development Expense

    Research and development expense of $70,000 stayed the same for the three months ended September 30, 2000 and 1999. Salaries incurred by the Company in the experimental area of development of its product remained constant.

Liquidity And Capital Resources

    The Company's need for funds has increased from period to period, as it has incurred expenses for among other things, research and development; applications for and maintenance of domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and, attempts to raise the necessary capital to expand the Company's production capacity. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and major shareholder. The Company has entered into various license agreements that have raised additional funds. In addition, the Company's auditors' report for the year ended June 30, 2000 dated August 17, 2000, expressed an opinion as to the Company continuing as a going concern.

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

    The Company commenced its distribution operations in South America during the second half of calendar 2000, while shipments to Ireland commenced in October 1999 for test marketing and shipments to other parts of Europe will commence during the first half of calendar 2001. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of September 30, 2000, the Company borrowed $1,644,715 from unaffiliated third parties. These loans are payable by the Company on various dates through December 2001. In addition, as of November 1, 2000, the Company's President advanced the Company an additional $116,500 since July 2000. These loans have supported the Company through the prior fiscal year and the current fiscal year, and the Company expects the cash flow from sales commencing in the first quarter of calendar 2001 to cover the operations of the Company in calendar 2001 and 2002, providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) commences.

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

    Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and management believes that the location is also the most desirable for production, shipping, financing and tax incentives. The Company is establishing a 2,550 square meter manufacturing facility in Recife, Pernambuco at the new port of Suape. The Company has broken ground, and anticipates construction to be completed by the first half of calendar 2001. The Company will ship the production equipment for arrival by the time construction is complete.

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

    On October 1, 2000, the Company and its Brazilian subsidiary executed an agreement with a Brazilian investment group. Scantek Medical Inc. will sell 36% of its equity in Scantek Medical do Brasil Ltda for two million ($2,000,000) dollars to the Brazilian investment group. The Company will reinvest the total proceeds in Scantek Medical do Brasil Ltda.

    Management believes that the new partner will play a major roll in expediting the Brazilian operations, including the construction of the new manufacturing facility, expanding Scantek Medical do Brasil Ltda's operations, marketing and sales. The $2,000,000 will be funded in various stages and milestones until the Sudene Federal Funding from the government is completed.

    The agreement by the Brazilian investment group to purchase shares of Scantek Medical Inc. common stock, as previously announced, has been terminated.

    On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market Scantek's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received as of June 30, 2000, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The licensing agreement requires minimum purchases of 5,000 units a month and payments of licensing fees which have been postponed until the license agreement can be renegotiated.

    The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM) in the international market. The Company entered into an agreement with Zigmed Inc., pursuant to which Zigmed Inc. will manufacture the sensor production equipment needed for manufacturing of the BreastCare(TM)/BreastAlert(TM) device for the contract price of $1,850,680. The Company, as of September 30, 2000, has advanced Zigmed Inc. payments of $1,097,904 and issued Zigmed Inc. 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract price. The balance of $752,776 will be paid when the Company raises the additional capital.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, ("SFAS 133"). SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect such adoption to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

PART II.  Other Information

   Item 1. Legal Proceedings

      The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

   Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits: Exhibit 27.1 Financial Data Schedule.

      (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2000.

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



Dated:  November 13, 2000