Form 10QSB
period 2000-12-31
SCANTEK MEDICAL INC
filed 2001-02-20
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

     At January 31, 2001 there were 19,315,690 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information                                              1

  Item 1.    Financial Statements

             Consolidated Balance Sheets as of
              December 31, 2000 (unaudited) and
              June 30, 2000                                                 2

             Consolidated Statements of Operations
              and Comprehensive (Loss) for the
              Six and three Months Ended December 31, 2000 and
              1999 (unaudited)                                            3 - 4

             Consolidated Statements of Cash Flows
              For the Three Months Ended December 31,
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

     The results of operations for the six months ended December 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            December 31,       June 30,
                                                2000             2000
                                            ------------      ------------
                                             (Unaudited)
                                     ASSETS

Current Assets:
     Cash                                    $    12,959      $     2,898
     Marketable securities                         2,806           20,735
     Accounts receivable                          24,000           24,000
     Inventories                                 594,528          721,315
     Prepaid expenses                               --              8,511
                                             -----------      -----------
         Total Current Assets                    634,293          777,459
                                             -----------      -----------
Property and equipment - net                   1,398,286        1,548,016
Other assets - net                                67,370          101,174
                                             -----------      -----------
     TOTAL ASSETS                            $ 2,099,949      $ 2,426,649
                                             ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Short-term debt                         $   885,848      $   860,593
     Current portion of long-term debt           850,000          300,000
     Accounts payable                          1,222,279        1,263,095
     Accrued interest                            740,130          539,333
     Accrued salaries                          1,472,472        1,332,472
     Accrued expenses                            626,943          528,406
                                             -----------      -----------
         Total Current Liabilities             5,797,672        4,823,899
                                             -----------      -----------
Long-term debt                                 2,186,109        2,604,609
                                             -----------      -----------
         Total Liabilities                     7,983,781        7,428,508
                                             -----------      -----------
Commitments and Contingencies
Stockholders' Deficiency:
     Preferred stock, par value $.001
      per share - authorized 5,000,000
      shares; none issued                           --               --
     Common stock, par value $.001
      per share - authorized 45,000,000
      shares; outstanding 19,315,690 and
      18,810,540 shares                           19,316           18,810
     Additional paid-in-capital                3,978,537        3,726,976
     Cumulative other comprehensive loss        (299,194)        (281,265)
     Deficit                                  (9,582,491)      (8,466,380)
                                             -----------      -----------
         Total Stockholders' Deficiency       (5,883,832)      (5,001,859)
                                             -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY                             $ 2,099,949      $ 2,426,649
                                             ===========      ===========




                 See notes to consolidated financial statements


                                   SCANTEK MEDICAL INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                             (Unaudited)

                                         Six Months Ended December 31,       Three Months Ended December 31,
                                         -----------------------------       -------------------------------
                                            2000               1999               2000             1999
                                         ---------         -----------       ------------      -------------
Revenues:
    Net sales                            $     21,137      $      5,775      $     21,137      $      5,775
    License fees                                 --             597,500              --                --
                                         ------------      ------------      ------------      ------------
                                               21,137           603,275            21,137             5,775
                                         ------------      ------------      ------------      ------------
Costs and expenses:
    Cost of sales                             291,861           182,940           142,001            97,665
    General and administrative
     expenses                                 452,020           884,902           209,069           451,228
    Research and development                  140,000           140,000            70,000            70,000
                                         ------------      ------------      ------------      ------------
                                              883,881         1,207,842           421,070           618,893
                                         ------------      ------------      ------------      ------------
Income (loss) from operations                (862,744)         (604,567)         (399,933)         (613,118)
                                         ------------      ------------      ------------      ------------
Other income (expense):
    Interest and dividends                         19               150                 5                77
    Gain on sale of marketable
     securities                                  --              76,644              --                --
    Miscellaneous income                       27,000                              27,000
    Interest expense                         (280,386)         (199,360)         (127,492)          (29,470)
                                         ------------      ------------      ------------      ------------
                                             (253,367)         (122,566)         (100,487)          (29,393)
                                         ------------      ------------      ------------      ------------
Net loss                                 $ (1,116,111)     $   (727,133)     $   (500,420)     $   (642,511)
                                         ============      ============      ============      ============
Loss per common share - basic            $      (0.06)     $      (0.04)     $      (0.03)     $      (0.04)
                                         ============      ============      ============      ============
Loss per common share - diluted          $      (0.06)     $      (0.04)     $      (0.03)     $      (0.04)
                                         ============      ============      ============      ============
Weighted average number of
 common shares outstanding - basic         19,077,975        18,328,420        18,970,421        18,328,420
                                         ============      ============      ============      ============
Weighted average number of
 common shares outstanding - diluted       19,077,975        18,328,420        18,970,421        18,328,420
                                         ============      ============      ============      ============











                 See notes to consolidated financial statements


                                 SCANTEK MEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                      (Unaudited) (Continued)

                                                              Six Months Ended December 31,   Three Months Ended December 31,
                                                              -----------------------------   -------------------------------
                                                                  2000              1999         2000             1999
                                                              ------------     ------------   ----------     ----------------

Net loss                                                      $(1,116,111)     $(727,133)     $(500,420)        $(642,511)

Other comprehensive income (expense) net of income taxes:

      Unrealized gain (loss) on
        marketable securities                                     (17,929)           574        (11,446)          (29,588)
                                                              -----------      ---------      ---------         ---------
Comprehensive loss                                            $(1,134,040)     $(726,559)     $(511,866)        $(672,099)
                                                              ===========      =========      =========         =========




                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)

                                            Six Months Ended December 31,
                                           ------------------------------
                                                2000             1999
                                           ------------     -------------
Cash flows from operating activities:
    Net loss                               $(1,116,111)     $(727,133)
Adjustments to reconcile net
 loss to net cash
 used in operating activities:
    Depreciation and amortization              183,534        183,528
    Net gain on sale of marketable
     securities                                   --          (76,644)
    Non-cash officers compensation              41,867         55,943
    Other non-cash items                       188,200       (194,815)
    Changes in operating assets
     and liabilities                           533,816        233,664
                                           -----------      ---------
       Net Cash (Used in)
        Operating Activities                  (168,694)      (525,457)
                                           -----------      ---------
Cash flows from investing activities:
    Proceeds from sale of marketable
     securities                                   --          276,009
                                           -----------      ---------
Cash flows from financing activities:
    Proceeds from borrowings                    10,000        115,528
    Proceeds from officer loans                157,500        112,000
    Repayment of officer loans                    --          (28,271)
    Repayment of notes                            (745)        41,174
    Proceeds from sale of common stock          12,000         10,000
                                           -----------      ---------
       Net Cash Provided by
        Financing Activities                   178,755        250,431
                                           -----------      ---------
Net increase in Cash                            10,061            983
Cash - beginning of period                       2,898          5,516
                                           -----------      ---------
Cash - end of period                       $    12,959      $   6,499
                                           ===========      =========



                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                      2000           1999
                                                   ----------     -----------
Changes in operating assets and
  liabilities consist of:
    Decrease in inventory                          $ 126,787      $   6,795
    Decrease in due from licenses                       --         (305,000)
    (Increase) decrease in prepaid
     expenses                                          8,511         20,368
    (Increase) in other assets                          --           (3,300)
    Increase in accounts payable
     and accrued expenses                            398,518        514,801
    (decrease) in deferred income                       --             --
                                                   ---------      ---------
                                                   $ 533,816      $ 233,664
                                                   =========      =========
Supplementary information:
    Cash paid during the year for:
       Interest                                    $   2,235      $  32,831
                                                   =========      =========
       Income Taxes                                $     200      $     200
                                                   =========      =========
Non-cash investing activities:
    Acquisition of investment in
     connection with licensing agreement           $    --        $(247,500)
                                                   =========      =========
     Unrealized (loss) on
      marketable securities                        $ (17,929)     $    (574)
                                                   =========      =========
Non-cash financing activities:
    Conversion of accounts payable
      and accrued expenses to common
      stock                                        $    --        $  20,837
                                                   =========      =========
    Conversion of accounts payable and accrued
      expenses to stock options and warrants       $    --        $  31,848
                                                   =========      =========
    Conversion of notes payable to
      common stock                                 $  10,000      $    --
                                                   =========      =========
    Common stock issued to officers for
      loan financing                               $  41,867      $  55,943
                                                   =========      =========
    Common stock issued for loan extensions        $ 188,200      $    --
                                                   =========      =========





                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     The consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations and comprehensive (loss) and cash flows for the six months ended December 31, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive (loss) and cash flows for all periods presented have been made. Certain items in the December 31, 1999 financial statements have been reclassified to conform to December 31, 2000 classifications. The information for June 30, 2000 was derived from audited financial statements.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced losses during and subsequent to its development stage. Losses and negative cash flows from operations have continued in the current fiscal year and subsequent to June 30, 2000. As of December 31, 2000, the Company has a working capital deficit of approximately $6 million.

     The activities of the Company are being financed through the sale of its common stock and debt securities. In October 2000, the Company was to sell 36% of its Brazilian subsidiary to a Brazilian investment group for $2 million. The Company intended to reinvest the proceeds in Scantek Medical do Brasil Ltda. On December 29, 2000, the agreement was unilaterally terminated by the Company due to the failure of the Brazilian investors to comply with the terms of the agreement. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commercial acceptability of the BreastCare(TM)/BreastAlert(TM) to create sales that will help the Company achieve a profitable level of operations. However, there is no assurance that additional capital will be obtained or the BreastCare(TM)/BreastAlert(TM) will be commercially successful. This raises substantial doubt about the ability of the Company to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

     EARNINGS (LOSS) PER COMMON SHARE

     Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. During the six months ended December 31, 2000 and 1999, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

2.   SALE OF SUBSIDIARY

     On October 1, 2000, the Company and its Brazilian subsidiary executed an agreement with a Brazilian investment group. Scantek Medical Inc. was to sell 36% of its equity in Scantek to Brasil Ltda for $2 million ($2,000,000) dollars to such Brazilian investment group. The Company intended to reinvest the total proceeds in Scantek Medical do Brasil Ltda.

     On December 29, 2000, the agreement was unilaterally terminated by the Company due to the failure of the Brazilian investment group to comply with the terms of the agreement.

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

                                 Six Months Ended
                                   December 31,
                             ------------------------
                              2000           1999
                             ---------      ---------
Total Revenues:
    United States            $     400      $ 597,500
    South America               28,237           --
    Europe                        --            5,775
    Less intergeopraphic
      revenue                   (7,500)          --
                             ---------      ---------
                             $  21,137      $ 603,275
                             =========      =========
Income (loss) from
 operations:
    United States            $(691,931)     $(327,273)
    South America             (170,813)      (277,294)
                             ---------      ---------
                             $(862,744)     $(604,567)
                             =========      =========

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, ("SFAS 133"). SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect such adoption to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those that are detailed from time to time in the Company's SEC filings.

Results of Operations

        The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                              % Increase (Decrease) from Prior Period
                             -----------------------------------------------
                              Six Months Ended            Three Months Ended
                             December 31, 2000            December 31, 2000
                             compared with 1999           compared with 1999
                             ------------------           ------------------
Sales                              266.0                        266.0
License fee revenue               (100.0)                         --
Cost of sales                       59.5                         45.4
General and administrative
   expense                         (48.9)                       (53.7)
Research and development              --                           --
Interest expense                    40.6                        332.6
Net earnings (loss)                 53.5                        (22.1)

   SIX MONTHS ENDED DECEMBER 31,2000 VS.
     SIX MONTHS ENDED DECEMBER 31,1999

Revenues

     Net sales increased to $21,137 during the six months ending December 31, 2000 from $5,775 during the six months ended December 31, 1999 as the Company is re-focusing its South American marketing strategy in Brazil. The Company will ship the BreastCare(TM)/BreastAlert(TM) from the United States to South America until the manufacturing facility in Brazil is completed and operational.

     License fee revenue decreased to $-0- during the six months ended December 31, 2000 from $597,500 for the six months ended December 31, 1999 as the Company recognized license fees from Nugard Healthcare Ltd. from the preceding year.

Cost of Sales

     Cost of sales increased to $291,861 during the six months ended December 31, 2000 from $182,940 during the six months ended December 31, 1999 primarily due to an inventory write off of $119,000 for expired product at the Uruguayan location.

General and Administrative Expenses

     General and administrative expenses decreased to $452,020 during the six months ending December 31, 2000 from $884,902 during the six months ended December 31, 1999. This decrease is primarily due to decreases in consulting services in the Company's South American subsidiary in Uruguay.

Interest Expense

     Interest expense was $280,386 for the six months ended December 31, 2000 compared to $199,360 for the six months ended December 31, 1999. The 40.6% increase was attributable to additional inputed interest on common stock for loan financing and extensions.

Research and Development Expense

     Research and development expense of $140,000 stayed the same for the six months ended December 31, 2000 and 1999. Salaries incurred by the Company in the experimental area of development of its product remained constant.

    THREE MONTHS ENDED DECEMBER 31,2000 VS.
       THREE MONTHS ENDED DECEMBER 31,1999

Revenues

     Net sales increased to $21,137 during the three months ended December 31, 2000 from $5,775 during the three months ended December 31, 1999 due to primarily the same reasons set forth in the six month analysis.

     There was no license fee revenue during the three months ended December 31, 2000 and December 31, 1999.

Cost of Sales

     Cost of sales increased 45.4% to $142,001 during the three months ended December 31, 2000 from $97,665 during the three months ended December 31, 1999 due to primarily the same reasons set forth in the six month analysis.

General and Administrative Expenses

     General and administrative expenses decreased to $209,069 during the three months ended December 31, 2000 from $451,228 during the three months ended December 31, 1999 due to primarily the same reasons set forth in the six month analysis.

Interest Expense

     Interest expense was $127,492 for the three months ended December 31, 2000 compared to $29,470 for the three months ended December 31, 1999, the 332.6% increase is due to primarily the same reasons set forth in the six month analysis.

Research and Development Expense

     Research and development expense of $70,000 stayed the same for the three months ended December 31, 2000 and 1999.

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

     During September 1998, the Company commenced the sale of its BreastCare(TM)/BreastAlert(TM) in Brazil, Uruguay and Paraguay through its South American licensee. During February 1999, the Brazilian economy declined and the Brazilian currency lost fifty (50%) percent of its value. Brazil increased the import and value-added tax from approximately twenty-one (21%) percent in December 1998 to approximately seventy-four (74%) percent in February 1999. Due to these factors, sales substantially decreased in Brazil, which represents approximately eighty (80%) percent of the Company's expected revenue. The Company is establishing a production facility in Brazil. This will eliminate the high value - added tax and hopefully will be able to facilitate sales. The Company terminated its license agreement with its former licensee in South America but key personnel for the former licensee have joined Scantek. The Company's Brazilian subsidiary plans to manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil and export to other South American countries.

     The Company commenced its distribution operations in South America during the second half of calendar 2000, while shipments to Ireland commenced in October 1999 for test marketing and shipments to other parts of Europe will commence during calendar year 2001. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of December 31, 2000, the Company borrowed $1,679,848 from unaffiliated third parties. These loans are payable by the Company on various dates through December 2001. In addition, as of February 1, 2001, the Company's President advanced the Company an additional $131,500 since July 2000. These loans have supported the Company through the prior fiscal year and the current fiscal year, and the Company expects the cash flow from sales commencing in the first quarter of calendar 2001 to cover the operations of the Company in calendar 2001 and 2002, providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) commences.

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

     The State of Pernambuco has offered various incentives, including acreage, at a reduced price, to build the facility, a 75% reduction in taxes through 2013, free shipping outside the state, and in connection with the federal programs offered in Northeast Brazil, financing programs to help fund the operations and capital improvements.

     The Company plans to ship the BreastCare(TM)/BreastAlert(TM) from the United States until the production facility in Brazil is operational.

     On October 1, 2000, the Company and its Brazilian subsidiary executed an agreement with a Brazilian investment group. Scantek Medical Inc. was to sell 36% of its equity in Scantek Medical do Brasil Ltda for two million ($2,000,000) dollars to the Brazilian investment group. The Company intended to reinvest the total proceeds in Scantek Medical do Brasil Ltda.

     On December 29, 2000, the agreement was unilaterally terminated by the Company due to the failure of the Brazilian investment group to comply with the terms of the agreement.

     On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market Scantek's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received as of June 30, 2000, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The licensing agreement requires minimum purchases of 5,000 units a month and payments of licensing fees that have been postponed until the license agreement can be renegotiated.

     The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support production in South America and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM) in the international market. The Company entered into an agreement with Zigmed Inc., pursuant to which Zigmed Inc. will manufacture the sensor production equipment needed for manufacturing of the BreastCare(TM)/BreastAlert(TM) device. The balance of $718,276 will be paid when the Company raises the additional capital.

     The Company's success is dependent on raising sufficient capital to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM) for the global market. The Company believes the BreastCare(TM)/BreastAlert(TM) will be commercially accepted throughout the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, ("SFAS 133"). SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect such adoption to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

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

     Item 6. Exhibits and Reports on Form 8-K

          (a) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SCANTEK MEDICAL INC.

                                          By: /s/ ZSIGMOND L. SAGI
                                             -----------------------------------
                                             Zsigmond L. Sagi, President and
                                             Chief Financial Officer



Dated:  February 20, 2001