Form 10QSB
period 2001-03-31
SCANTEK MEDICAL INC
filed 2001-05-21
CIK 926229

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

                        Commission File Number: 000-27592


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

     At April 31, 2001, there were 19,360,690 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX


Part I.   Financial Information                                           Page
                                                                          ----
Item 1.   Financial Statements                                              1

          Consolidated Balance Sheets as of
            March 31, 2001 (unaudited) and
            June 30, 2000                                                   2

          Consolidated Statements of Operations
            and Comprehensive (Loss) for the
            Nine and Three Months Ended March 31,
            2001 and 2000 (unaudited)                                     3 - 4

          Consolidated Statements of Cash Flows
            For the Nine Months Ended March 31,
            2001 and 2000 (unaudited)                                     5 - 6

          Notes to Financial Statements (unaudited)                       7 - 9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  10 - 16

Part II.  Other Information

Item 1.   Legal Proceedings                                                17

Item 6.   Exhibits and Report on Form 8-K                                  17

Signatures                                                                 18

PART 1. FINANCIAL INFORMATION

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

     The results of operations for the nine months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                         SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,            June 30,
                                                                 2001                2000
                                                            ------------         ------------
                                                             (Unaudited)
                             ASSETS
Current Assets:
    Cash                                                    $      2,247         $      2,898
    Marketable securities                                          3,456               20,735
    Accounts receivable                                           24,000               24,000
    Inventories                                                  594,528              721,315
    Prepaid expenses                                                --                  8,511
                                                            ------------         ------------
        Total Current Assets                                     624,231              777,459
                                                            ------------         ------------

Property and equipment - net                                   1,323,422            1,548,016
Other assets - net                                                50,468              101,174
                                                            ------------         ------------

    TOTAL ASSETS                                            $  1,998,121         $  2,426,649
                                                            ============         ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt                                         $  1,236,810         $    860,593
    Current portion of long-term debt                            850,000              300,000
    Accounts payable                                           1,273,290            1,263,095
    Accrued interest                                             841,448              539,333
    Accrued salaries                                           1,542,472            1,332,472
    Accrued expenses                                             626,555              528,406
                                                            ------------         ------------
        Total Current Liabilities                              6,370,575            4,823,899
                                                            ------------         ------------

Long-term debt                                                 2,166,109            2,604,609
                                                            ------------         ------------
        Total Liabilities                                      8,536,684            7,428,508
                                                            ------------         ------------

Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued                                            --                   --
    Common stock, par value $.001
     per share - authorized 45,000,000
     shares; outstanding 19,360,690 and
     18,810,540 shares                                            19,361               18,810
    Additional paid-in-capital                                 3,980,542            3,726,976
    Cumulative other comprehensive loss                         (298,544)            (281,265)
    Deficit                                                  (10,239,922)          (8,466,380)
                                                            ------------         ------------
        Total Stockholders' Deficiency                        (6,538,563)          (5,001,859)
                                                            ------------         ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                             $  1,998,121         $  2,426,649
                                                            ============         ============



                See notes to consolidated financial statements.

                                          SCANTEK MEDICAL INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                       (Unaudited)

                                                Nine Months Ended March 31,              Three Months Ended March 31,
                                            ---------------------------------         ---------------------------------
                                                 2001                 2000                2001                 2000
                                            ------------         ------------         ------------         ------------
Revenues:
    Net sales                               $     21,137         $     29,775         $       --           $     24,000
    License fees                                    --                597,500                 --                   --
                                            ------------         ------------         ------------         ------------
                                                  21,137              627,275                 --                 24,000
                                            ------------         ------------         ------------         ------------

Costs and expenses:
    Cost of sales                                361,127              275,555               69,266               92,615
    General and administrative                   861,156
     expenses                                       --              1,331,301              409,136              446,399
    Research and development                     210,000              213,768               70,000               73,768
                                            ------------         ------------         ------------         ------------
                                               1,432,283            1,820,624              548,402              612,782
                                            ------------         ------------         ------------         ------------

Income (loss) from operations                 (1,411,146)          (1,193,349)            (548,402)            (588,782)
                                            ------------         ------------         ------------         ------------

Other income (expense):
    Interest and dividends                            25                  202                    6                   52
    Gain on sale of marketable
     securities                                     --                 25,007                 --                (51,637)
    Miscellaneous income                          27,000                                      --
    Interest expense                            (389,421)            (293,336)            (109,035)             (93,976)
                                            ------------         ------------         ------------         ------------
                                                (362,396)            (268,127)            (109,029)            (145,561)
                                            ------------         ------------         ------------         ------------

Net loss                                    $ (1,773,542)        $ (1,461,476)        $   (657,431)        $   (734,343)
                                            ============         ============         ============         ============

Loss per common share - basic               $      (0.09)        $      (0.08)        $      (0.03)        $      (0.04)
                                            ============         ============         ============         ============

Loss per common share - diluted             $      (0.09)        $      (0.08)        $      (0.03)        $      (0.04)
                                            ============         ============         ============         ============


Weighted average number of
 common shares outstanding - basic            19,105,046           18,333,820           19,105,046           18,333,820
                                            ============         ============         ============         ============
Weighted average number of
 common shares outstanding - diluted          19,105,046           18,333,820           19,105,046           18,333,820
                                            ============         ============         ============         ============



                See notes to consolidated financial statements.

                                 SCANTEK MEDICAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                     (Unaudited)   (Continued)


                                       Nine Months Ended March 31,   Three Months Ended March 31,
                                      ----------------------------   ----------------------------
                                          2001           2000             2001         2000
                                          ----           ----             ----         ----
Net loss                              $(1,773,542)   $(1,461,476)     $ (657,431)   $ (734,343)

Other comprehensive income (expense)
  net of income taxes:

  Unrealized gain (loss) on
    marketable securities                 (17,279)       120,905             650       120,331
                                      -----------    -----------      ----------    ----------
Comprehensive loss                    $(1,790,821)   $(1,340,571)     $ (656,781)   $ (614,012)
                                      ===========    ===========      ==========    ==========



                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Nine Months Ended March 31,
                                                -------------------------------
                                                    2001                2000
                                                -----------         -----------
Cash flows from operating activities:
    Net loss                                    $(1,773,542)        $(1,461,476)
Adjustments to reconcile net
 loss to net cash
 used in operating activities:
    Depreciation and amortization                   275,300             275,299
    Net gain on sale of marketable
     securities                                        --               (25,007)
    Non-employee stock based compensation            60,250              47,772
    Non-cash officers compensation                   41,867             171,093
    Other non-cash items                            130,000            (164,234)
    Changes in operating assets
     and liabilities                                755,757             463,145
                                                -----------         -----------
       Net Cash (Used in)
        Operating Activities                       (510,368)           (693,408)
                                                -----------         -----------

Cash flows from investing activities:
    Proceeds from sale of marketable
     securities                                        --               298,164
                                                -----------         -----------

Cash flows from financing activities:
    Proceeds from borrowings                        341,800             367,715
    Proceeds from officer loans                     165,400             133,513
    Repayment of officer loans                       (5,000)            (76,084)
    Repayment of notes                               (4,483)            (36,326)
    Proceeds from sale of common stock               12,000              10,000
                                                -----------         -----------
       Net Cash Provided by
        Financing Activities                        509,717             398,818
                                                -----------         -----------

Net increase (decrease) in Cash                        (651)              3,574

Cash - beginning of period                            2,898               5,516
                                                -----------         -----------

Cash - end of period                            $     2,247         $     9,090
                                                ===========         ===========



                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended March 31,
                                                               ----------------------------
                                                                   2001              2000
                                                               -----------        ---------
Changes in operating assets and liabilities consist of:
    (Increase) in accounts receivable                          $      --          $ (24,000)
    Decrease in inventory                                          126,787           15,238
    Increase in due from licenses                                     --           (291,000)
    Decrease in prepaid expenses                                     8,511           36,073
    (Increase) in other assets                                        --             (3,300)
    Increase in accounts payable
     and accrued expenses                                          620,459          730,134
                                                               -----------        ---------

                                                               $   755,757        $ 463,145
                                                               ===========        =========

Supplementary information:
    Cash paid during the year for:
       Interest                                                $    46,360        $  37,083
                                                               ===========        =========
       Income Taxes                                            $       440        $     200
                                                               ===========        =========

Non-cash investing activities:
    Acquisition of investment in connection with
     licensing agreement                                       $      --          $(247,500)
                                                               ===========        =========
     Unrealized (loss) on
      marketable securities                                    $   (17,279)       $(120,905)
                                                               ===========        =========

Non-cash financing activities:
     Conversion of accounts payable
      to stock options                                         $      --          $  47,772
                                                               ===========        =========
     Conversion of accrued officers'
      salaries to common stock                                 $      --          $   9,375
                                                               ===========        =========
    Common stock issued to officers for
      loan financing                                           $    41,867        $  73,891
                                                               ===========        =========
    Compensation for the cancellation
      and re-issuance of stock options                         $      --          $ 171,093
                                                               ===========        =========
    Common stock issued for loan financing
      and extensions                                           $   160,250        $    --
                                                               ===========        =========
    Conversion of notes payable to
      common stock                                             $    10,000        $    --
                                                               ===========        =========
    Conversion of accrued expenses
      to common stock                                          $    30,000        $    --
                                                               ===========        =========



                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The consolidated balance sheet as of March 31, 2001, and the consolidated statements of operations and comprehensive (loss) and cash flows for the nine months ended March 31, 2001 and 2000 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive (loss) and cash flows for all periods presented have been made. The information for June 30, 2000 was derived from audited financial statements.

Basis of Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced losses during and subsequent to its development stage. Losses and negative cash flows from operations have continued in the current fiscal year and subsequent to June 30, 2000. As of March 31, 2001, the Company has a working capital deficit of approximately $6.5 million.

     The activities of the Company are being financed through the sale of its common stock and debt securities. In October 2000, the Company was to sell 36% of its Brazilian subsidiary to a Brazilian investment group for $2 million. The Company intended to reinvest the proceeds in Scantek Medical do Brasil Ltda. On December 29, 2000, the agreement was unilaterally terminated by the Company due to the failure of the Brazilian investors to comply with the terms of the agreement. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commercial acceptability of the BreastCare(TM)/BreastAlert(TM)to create sales that will help the Company achieve a profitable level of operations. However, there is no assurance that additional capital will be obtained or the BreastCare(TM)/BreastAlert(TM)will be commercially successful. This raises substantial doubt about the ability of the Company to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Earnings (Loss) Per Common Share

     Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. During the nine months ended March 31, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

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

                                         Nine Months Ended                       Three Months Ended
                                             March 31,                                March 31,
                                 -------------------------------         -------------------------------
                                     2001                2000                2001                2000
                                 -----------         -----------         -----------         -----------
Total Revenues:
     United States               $       400         $   597,500         $      --           $      --
     South America                    28,237              24,000                --                24,000
     Europe                             --                 5,775                --                  --
     Less intergeopraphic
       revenue                        (7,500)               --                  --                  --
                                 -----------         -----------         -----------         -----------
                                 $    21,137         $   627,275         $      --           $    24,000
                                 ===========         ===========         ===========         ===========
Income (loss) from
 operations:
     United States               $  (987,414)        $  (900,385)        $  (295,481)        $  (447,694)
     South America                  (423,732)           (292,964)           (252,921)           (141,088)
                                 -----------         -----------         -----------         -----------
                                 $(1,411,146)        $(1,193,349)        $  (548,402)        $  (588,782)
                                 ===========         ===========         ===========         ===========

4.  NEW ACCOUNTING PRONOUNCEMENTS

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


5.  SUBSEQUENT EVENT

     On April 26, 2001 the Company signed a letter of intent for a European joint venture with Arturo Madariaga Mazzingshi ("Madariaga"), a principal of Commercial Balear De Multi propiegad, of Palma de Mallora, Spain. The letter of intent calls for the organization of a joint venture to manufacture, market and sell medical devices and products for the territory of Europe. At the present time, Scantek's principal product, BreastCare(TM)/BreastAlert(TM) Differential Temperature sensor, will be manufactured and sold under the agreement.

     The Company anticipates the final agreement to establish the joint venture will be signed by the end of May. Upon signing the final agreement, Madarigia will pay the Company $400,000 for the exclusive license and distribution for the territory of Europe.

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

Results of Operations

     The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                       % Increase (Decrease) from Prior Period
                                      ----------------------------------------
                                       Nine Months Ended    Three Months Ended
                                        March 31, 2001        March 31, 2001
                                      compared with 2000    compared with 2000
                                      ------------------    ------------------
Sales                                      (29.0)                (100.0)
License fee revenue                       (100.0)                  --
Cost of sales                               31.1                  (25.2)
General and administrative
    expense                                (35.3)                  (8.3)
Research and development                    (1.8)                  (5.1)
Interest expense                            32.8                   16.0
Net (loss)                                  21.4                  (10.5)

     Nine Months Ended March 31,2001 vs.
        Nine Months Ended March 31,2000


Revenues

     Net sales decreased to $21,137 during the nine months ending March 31, 2001 from $29,775 during the nine months ended March 31, 2000 as the Company is re-focusing its South American marketing strategy in Brazil. The Company will ship the BreastCare(TM)/BreastAlert(TM) from the United States to South America until the manufacturing facility in Brazil is completed and operational.

     License fee revenue decreased to $-0- during the nine months ended March 31, 2001 from $597,500 for the nine months ended March 31, 2000 as the Company recognized license fees from Nugard Healthcare Ltd. from the preceding year.

Cost of Sales

     Cost of sales increased to $361,127 during the nine months ended March 31, 2001 from $275,555 during the nine months ended March 31, 2000 primarily due to an inventory write off of $119,000 for expired product at the Uruguayan location.

General and Administrative Expenses

     General and administrative expenses decreased to $861,156 during the nine months ending March 31, 2001 from $1,331,301 during the nine months ended March 31, 2000. This decrease is primarily due to decreases in consulting services in the Company's South American subsidiary in Uruguay.

Interest Expense

     Interest expense was $389,421 for the nine months ended March 31, 2001 compared to $293,336 for the nine months ended March 31, 2000. The 32.8% increase was attributable to additional imputed interest on common stock for loan financing and extensions.

Research and Development Expense

     Research and development expense was $210,000 for the nine months ended March 31, 2001 compared to $213,768 for the nine months ended March 31, 2000. The 1.8% decrease is the result of salaries incurred by the Company in the experimental area of development of its product remaining relatively constant.

     Three Months Ended March 31,2001 vs.
        Three Months Ended March 31,2000

Revenues

     Net sales decreased to $-0- during the three months ended March 31, 2001 from $24,000 during the three months ended March 31, 2000 due to primarily the same reasons set forth in the nine month analysis.

     There was no license fee revenue during the three months ended March 31, 2001 and March 31, 2000.

Cost of Sales

     Cost of sales decreased 25.2% to $69,266 during the three months ended March 31, 2001 from $92,615 during the three months ended March 31, 2000 primarily due to reduced manufacturing labor in the United States and inventory write-offs in Uruguay.

General and Administrative Expenses

     General and administrative expenses decreased to $409,136 during the three months ended March 31, 2001 from $446,399 during the three months ended March 31, 2000 due to decreases in consulting services in the Company's South American subsidiary in Uruguay coupled with increases in consulting services in the Company's subsidiary in Brazil.

Interest Expense

     Interest expense was $109,035 for the three months ended March 31, 2001 compared to $93,976 for the three months ended March 31, 2000, the 16.0% increase is due to primarily the same reasons set forth in the nine month analysis.

Research and Development Expense

     Research and development expense of $70,000 decreased 5.1% for the three months ended March 31, 2001 compared to March 31, 2000 for primarily the same reasons set forth in the nine month analysis.

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

     The Company commenced its distribution operations in South America during the second half of calendar 2000, while shipments to Ireland commenced in October 1999 for test marketing and shipments to other parts of Europe will commence during calendar year 2001. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of March 31, 2001, the Company borrowed $2,007,910 from unaffiliated third parties. These loans are payable by the Company on various dates through December 2001. In addition, as of May 1, 2001, the Company's President advanced the Company an additional $111,500 since July 2000. These loans have supported the Company through the prior fiscal year and the current fiscal year, and the Company expects the cash flow from sales commencing in the first quarter of calendar 2001 to cover the operations of the Company in calendar 2001 and 2002, providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) commences.

     As previously noted, the Company terminated its license agreement with its South American licensee. The Company will manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) throughout South America through the Company'South American subsidiaries.

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

     The State of Pernambuco has offered various incentives, including acreage, at a reduced price, to build the facility, a 85% reduction in taxes through 2013, free shipping outside the state, and in connection with the federal programs offered in Northeast Brazil, financing programs to help fund the operations and capital improvements.

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

     On May 4, 2001 the Company announced that it received an official invitation from the City of Nova Iguacu of the State of Rio de Janeiro in Brazil to finalize an agreement for BreastCare's participation in the Women's Health Program.

     The Agreement will call for an initial purchase order for 100,000 units of BreastCare(TM)equating to revenues in excess of one million dollars ($1,000,000). Nova Iguacu is the seventh (7th) largest municipality in Brazil.

     The agreement will be finalized after a 30-day Bidding Process, ((which gives others the opportunity to bid the BreastCare(TM)for government use; however, the Company has the only BreastCare(TM)product for sale in Brazil). After the bidding period, an official classification number will be assigned to BreastCare(TM) for government use in Brazil. Thereafter, based on the State of Rio de Janeiro'classification number assigned to BrastCare(TM) any government agencies, municipalities and states in Brazil will not have to go through any preliminary process before ordering the BreastCare(TM).

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

     On April 26, 2001 the Company signed a letter of intent for a European joint venture with Arturo Madariaga Mazzingshi ("Madariaga"), a principal of Commercial Balear De Multi propiegad, of Palma de Mallora, Spain. The letter of intent calls for the organization of a joint venture to manufacture, market and sell medical devices and products for the territory of Europe. At the present time, Scantek'principal product, BreastCare(TM)/BreastAlert(TM) Differential Temperature sensor, will be manufactured and sold under the agreement.

     The Company anticipates the final agreement to establish the joint venture will be signed by the end of the Company's fiscal year. Upon signing the final agreement, Madarigia will pay the Company $400,000 for the exclusive licenses and distribution for the territory of Europe.

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

     The Company'success is dependent on raising sufficient capital to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM) for the global market. The Company believes the BreastCare(TM)/BreastAlert(TM) will be commercially accepted throughout the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.


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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending March 31, 2001 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

PART II.  Other Information

Item 1.  Legal Proceedings

     The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (a) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2001.

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



Dated:  May 21, 2001