Form 10KSB
period 2001-06-30
SCANTEK MEDICAL INC
filed 2001-10-15
CIK 926229

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO ______________

                        COMMISSION FILE NUMBER 000-27592

                              SCANTEK MEDICAL INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     84-1090126
         -----------------------------                       ---------------
         (State or Other Jurisdiction                        (I.R.S.Employer
         Incorporation of Organization)                   or Identification No.)


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

                                 YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Aggregate market value of voting stock held by non-affiliates as of October 1, 2001 was approximately $1,344,880 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day).

         Number of shares of Common Stock outstanding as of October 1, 2001:
         24,970,690.

         DOCUMENTS INCORPORATED BY REFERENCE:        NONE

                              SCANTEK MEDICAL INC.
                                      INDEX

Part I                                                                                   Page
                                                                                         ----
         Item 1.  Business                                                                  1

         Item 2.  Properties                                                               22

         Item 3.  Legal Proceedings                                                        22

         Item 4.  Submission of Matters to Vote of
                  Security Holders                                                         22

Part II

         Item 5.  Market for Registrant's Common Equity
                  and Related Stockholders Matters                                         23

         Item 6.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                            27

         Item 7.  Financial Statements                                                     33*

         Item 8.  Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                                                     34
Part III

         Item 9.  Directors and Executive Officers;                                        34
                  Promoters and Control Persons;
                  Compliance with Section 16(a)
                  of the Exchange Act

         Item 10. Executive Compensation                                                   36

         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management                                                    38

         Item 12. Certain Relationships and
                  Related Transactions                                                     41
 Part IV

         Item 13. Exhibits and Reports on Form 8-K                                         43

         Signatures                                                                        48

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

         On June 6, 2000, the Company opened its web site, www.scantekmedical.com. The web site provides information about the Company and its business, and its principal product, BreastCare(TM)/BreastAlert(TM). Also included are summaries of clinical studies, sales and distribution progress and plans, press releases and financial information, participation at medical conferences, and links to other sites for information on breast cancer."

         The Company is headquartered in Denville, New Jersey, where it maintains approximately 7,000 square feet of manufacturing and administrative space. At this facility, the Company has two production lines in which to manufacture the BreastCare(TM)/BreastAlert(TM). These production lines are capable of producing two million units per shift annually. One production line will be shipped to the Company's subsidiary, Scantek Medical do Brasil Ltda, when the new manufacturing facility is completed at Port Suape, Pernambuco-Brazil in the first half of calendar year 2002. The Company maintains a manufacturing and administrative staff and intends to add to its staff in key functional areas, pending funding of the Company and revenue from sales of the BreastCare(TM)/BreastAlert(TM) units.

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

         In the United States, American women are afforded with a preventive health measure, mammography. In developing countries however, mammography is not readily available to women, even for those women who have the resources to pay for such. There is a void between manifestation of the breast cancer and detection due to unavailable screening systems. Failure to intervene during this period may significantly reduce the likelihood of survival because the cancer then metastasizes. The American Cancer Society, on Cancer Facts & Figures in 2001, reported that if cancer is localized at the time of diagnosis, there is a 96% chance of a 5-year survival rate, which has risen from 72% in 1940. Nevertheless, in spite of research and efforts to detect breast cancer in the early stages, the rate of mortality due to breast cancer in developing countries has consistently increased over the past four decades.

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

ADDITIONAL CLINICAL STUDIES

         Through the efforts of the Company, the European Institute of Oncology, located in Milan, Italy, has performed clinical studies on the BreastCare(TM)/BreastAlert(TM). The study, which involves 250 women, was under the supervision of Dr. Virgilio Sacchini, a world-renowned surgical oncologist. The final report is forthcoming.

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

         In August 1999, the BreastCare(TM)/BreastAlert(TM), was presented by speakers via satellite at the European School of Oncology Congress in Rio de Janeiro, Brazil. The Chairmen were Professors Umberto Veronesi (Italy) and Jose
A. Pinotti (Sao Paulo)

         Dr. Virgilio Sacchini, Surgical Oncologist of the European Institute of Oncology Milan, Italy presented "Experience in the Clinical Application of the BreastCare(TM)/BreastAlert(TM) in Medical Practices", via satellite, which related to the European and Brazilian experience which discussed: 1) The need for a low-cost, accurate test, which provides immediate results with physical examination, and mammography; 2) A new technology called BreastCare(TM)/BreastAlert(TM), which can supply the need; 3) That there is evidence of recent clinical studies in South America and Europe that suggest the evaluation of heat on the surface of the breast, that BreastCare(TM)/BreastAlert(TM) can be an auxiliary modality in diagnosing breast cancer; 4) With the new modality, objective results are produced immediately; and, 5) That the technology is based on cellular epithelial increases in temperature when abnormal metabolic process happens, which is proliferation of atypical epithelial.

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

         In September 1999, the BreastCare(TM)/BreastAlert(TM) was presented at its exhibition and several symposiums at the III North East Mastology Congress in Salvador-Bahia-Brazil. Dr. Ezio Novais Dias, president of the Congress, is a renowned gynecologist and mastologist at the San Rafael Hospital in Salvador-Bahia. Dr. Dias is vice president of the International Society of Mastology, President of the Brazilian Mastology School and a member of the Company's Brazilian Medical Board and is the new president of the Brazilian Mastology Society.

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

REGIONAL REPORT: SOUTH AMERICA

         The Company has focused a substantial portion of its resources in South America. The Company's efforts, though not well funded, have provided an important proving ground for the Company's operating model, which consists of
(i) regionalized production and assembly, supported by local marketing partners;
(ii) the support of opinion leaders, medical societies and mastologists; (iii) public and medical awareness of the advantages of the BreastCare(TM)/BreastAlert(TM) screening; (iv) organized forums and training for doctors by region; and (v) government screening programs. The Company intends to deploy this model in other regions throughout the world. A summary of the Company's efforts in South America are as follows:

         In January 1998, the Company organized a wholly owned subsidiary, Scantek Medical S.A., Inc., an Uruguayan company, to distribute the BreastCare(TM)/BreastAlert(TM)in South America.

         The Company entered into an exclusive license agreement (the "License Agreement"), dated September 22, 1997 and amended February 18, 1998, with Sandell Corp. S.A. ("Sandell"), an Uruguayan corporation. As of June 30, 1999, upon mutual consent of both parties, the Company terminated the License Agreement with Sandell. In connection with the termination of the License Agreement, the Company wrote off the balance of the $400,000 license fee due the Company and approximately $103,000, which represented its investment in Sandell.

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

         Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and is also the most desirable location for production, shipping, financing and tax incentive. The Company is establishing a 2,550 square meter manufacturing facility in Recife, Pernambuco at the new port of Suape. The Company has broken ground, and anticipates construction to be completed by the first half of calendar year 2002. The Company will ship the production equipment for arrival by the time construction is completed.

         The State of Pernambuco and the federal government has offered various incentives including acreage, at a reduced price, to build the facility, a 75% reduction in income taxes through 2013, free shipping outside the state, and in connection with the federal programs offered in Northeast Brazil, financing programs to help fund the operations and capital improvements.

         On May 11, 2000 the Company's Brazilian subsidiary received final approval to participate in the Sudene Program, a federal program organized to develop the Northeast of Brazil. Scantek Medical do Brasil, Ltda was approved to receive funding for approximately $4 million in the Sudene federal program. An extension of time has been granted by Sudene for the Company to fulfill certain milestones which must be completed before December 31, 2001.

         On June 1, 2000 Scantek Medical do Brasil Ltda signed letters of commitment with the Infantile Maternal Institute of Pernambuco ("IMIP") and Unimed Recife ("Unimed").

         IMIP will use the BreastCare(TM)/BreastAlert(TM) in a pilot-screening program for the detection of breast cancer. Scantek Medical do Brasil Ltda is supporting the pilot program by donating BreastCare(TM)/ BreastAlert(TM) units. The IMIP will reaffirm its social commitment by developing and incorporating the BreastCare(TM)/BreastAlert(TM) usage in its pilot screening program.

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

         On May 4, 2001 the Company announced that it received an official invitation from the City of Nova Iguacu of the State of Rio de Janeiro in Brazil to work out an agreement for BreastCare's participation in the Women's Health Program,

         The proposed agreement will call for an initial purchase order for approximately one million dollars ($1,000,000) of BreastCare(TM) units. Nova Iguacu is the seventh (7th) largest municipality in Brazil. The Agreement will be finalized after a 30-day Bidding Process, (which gives others the opportunity to bid the BreastCare(TM) for government use; however, the Company has the only BreastCare(TM) product for sale in Brazil). After the bidding period, an official classification number will be assigned to BreastCare(TM) for government use in Brazil.

         On May 30, 2001, the Company received notification from the Mayor and the Health Secretary of Nova Iguacu that the BreastCare(TM)order will be in excess of $1.5 million.

         In early July 2001 a classification number was assigned to BreastCare(TM). Thereafter, based on the State of Rio de Janeiro's classification number assigned to BreastCare(TM), any government agencies, municipalities and states in Brazil will not have to go through any preliminary process before ordering the BreastCare(TM).

         At the end of July 2001, the Company's Brazilian Managers and medical representatives met with the Health Municipal Partnership for Baixada Fluminense (CISBAF) to discuss the expansion of the Women's Health Project for the Baixada Fluminense territory for an approximate $3 million order. Baixada Fluminense is a region in the northern section of the State of Rio de Janeiro composed of 13 municipalities with an aggregate population of 4 million people and 71 health centers. CISBAF is the representative for all the municipalities of the Health Ministry in Brazil. CISBAF is the most important health organization in Baixada Fluminense.

         In August/September 2001, Fiocruz, a government agency in the Ministry of Health assisted in the BreastCare(TM) educational program for the Women's Health Program for the City of Nova Iguacu.

         The final agreement and receipt of the purchase order are anticipated before the end of calendar year 2001.

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

SAO PAULO

         In December 1999, BreastCare(TM)/BreastAlert(TM) has been integrated into a very important Brazilian Breast Cancer Prevention Collaborative Project in Sao Paulo Brazil. The Collaborative Project is being coordinated by Professor Jose Aristodemo Pinotti, and is being implemented by the Gynecology Clinic of the University Medical School of Sao Paulo, with the support of the Brazilian Mastology Society, Anna Bove Foundation and "Fundacao Pro Mulher" at the Clinical Hospital of the University at Sao Paulo.

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

REGIONAL REPORT: CHILE AND SINGAPORE

                  On April 15, 2000, D-Lanz Development Group, Inc. ("D-Lanz") and the Company entered into an agreement to amend its previous license agreement dated April 29, 1997 and amended June 11, 1999. D-Lanz had a change in control and the License will be assigned to a new corporation, Global Agri-Med Technologies, Inc. ("Global"). The Company agreed to assign and transfer the license to Global, which includes the exclusive license in Chile and Singapore. In addition, the Company has agreed to give Global non-exclusive license extensions to Africa, Korea, and South Asia. Global must receive final clearance from the Company before any participation or distribution can proceed in any city, state, territory or country in the non-exclusive extensions as stated above. Both parties have agreed to update certain terms in the previous agreement that will be beneficial to both parties.

REGIONAL REPORT: EUROPE

         Management of the Company has currently suspended the expansion into Europe due to limited availability of human and financial resources. However, strategic planning with potential European partners have been examining the model it established in South America and are designing a plan for the target markets.

         On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company, to market the Company's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to this licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received as of June 30, 2000, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The license agreement requires minimum purchases of 5,000 units a month and payments of licensing fees which have been postponed until the license agreement can be renegotiated. At this time, the Company has not renegotiated the license agreement.

         Through the efforts of the Company, the European Institute of Oncology, located in Milan, Italy, has performed clinical studies on the BreastCare(TM)/BreastAlert(TM). The study, which involved 250 women, under the supervision of Dr. Virgilio Sacchini, a world-renowned surgical oncologist. The final report is forthcoming.

         In order to sell medical devices to the new European Community, a Certification Europe ("CE") is required, which is based primarily upon documentation of a compliant Quality Control System. In August 1999, the Company received a CE for the BreastCare(TM)/BreastAlert(TM).

REGIONAL REPORT: UNITED STATES

         The Company 's goals in North America for the immediate future are to review and reorganize marketing and sales, utilizing the Company's experience and approach it has used in South America. However, in order to accomplish this, additional funding will be needed to implement a new marketing and sales strategy in order to re-launch the BreastCare(TM)/BreastAlert(TM), which it anticipates will begin 10 to 12 months after major financing is completed.

         Pursuant to a License Agreement, dated March 17, 1995, as amended on July 31, 1995, October 20, 1995 and May 31, 1996, together with three extensions on February 26, 1996, March 17, 1996 and April 29,1996, the Company granted HumaScan Inc. ("HumaScan") an exclusive license to manufacture and sell the BreastCare(TM)/BreastAlert(TM) in the United States and Canada. On March 15, 1999, pursuant to a Settlement Agreement, dated as of the 11th day of March 1999, the Company regained the rights to market and sell its BreastCare(TM)/BreastAlert(TM) in the U.S. and Canada. Pursuant to the Settlement Agreement, all licensing agreements between the Company and HumaScan, which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM), were terminated. Pursuant to the original and amended licensing agreements, HumaScan was indebted to the Company for failure to pay license fees, royalties and other sums of money. In exchange for the cancellation of $575,000 of indebtedness, due to it by HumaScan and for the payment by the Company to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/BreastAlert(TM). In addition, the Company received 150,000 shares of HumaScan's common stock as part of the Settlement Agreement.

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

         On October 24, 2000, the U.S. Letters Patent No. 6,135,968 was issued for its Differential Temperature Measuring Device and Method for prostate examination. The device is trademarked under the name ProstAlert. The patent will remain in effect for 20 years after initial filing, expiring September 10, 2017. Preliminary testing was done in 1998 with very promising results. The Company will be unable to expand its product line unless additional funding is completed. Clinical trials need to be performed to determine the efficacy of the test with results presented to the United States Food and Drug Administration ("FDA") for marketing clearance.

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

         U.S. patents for the BreastCare(TM)/BreastAlert(TM)include:

- - Patent No. RE 32,000, granted and issued on October 8, 1985; this patent is a reissue of Patent No, 4, 190,058 for a "Device For Use in Early Detection of Breast Cancer", which was granted and issued on February 26, 1980 and has since expired.

- - Patent No. 4,651,749, granted on March 24, 1987, entitled "Cancer
    Detection Patch for Early Detection of Breast Cancer; Temperature, Indicators, Flexibility, Thermoconductivity, Webs"; this patent is a partial continuation of Patent No. 4,190,058 above

- - Patent No. RE 4,624,264 granted November 24, 1986; this patent has been reinstated and expires November 25, 2003.

- - Patent No. 6,086,247 granted on July 11, 2000, for Differential Temperature Sensor Device for Use in the Detection of Breast Cancer and Breast Disease; this patent expires February 5, 2018.

- - Patent No. 6,135,968 granted on October 24, 2000, for Differential Temperature Measuring Device and Method for prostate examination; this patent expires September 10, 2017.

         In addition, in accordance with the Settlement Agreement between the Company and HumaScan, HumaScan has assigned all of its rights, title and interests in certain U.S. patents and U.S. and foreign trademarks, including the following patents:

- - File No. 08/854,144, filed May 14, 1997, entitled "Breast and Axilla Cancer Screening Device and Method"

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

         o  Government Programs: Municipalities, State and Federal.

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

         The Company has focused on developing partnerships with various international companies who have relationships with distributors throughout the world and who have connections in the medical communities of the target markets. Recently, the Company has been negotiating with distributors who have direct contact with the distribution of medical product to government agencies, i.e., Brazil and will be the distributors for BreastCare(TM).

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

SOUTH AMERICA MARKETING

         The Company intends to open a production center in Brazil. In South America, the development of distributorships with selling partners has been and are further being developed to approach private hospitals, clinics, physicians and governments. The Company is introducing the BreastCare(TM) program, which has been developed at the Sao Paulo University Hospital, for use in municipality, state, and federal screening programs.

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

EUROPE MARKETING

         The Company has been introducing the BreastCare(TM)/BreastAlert(TM) in Europe at educational forums which were covered by the press and television. Also, the Company will be exhibiting the BreastCare(TM)/BreastAlert(TM) at medical congresses to introduce the device to the physician market.

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

FUTURE MARKETS

         The Company intends to market and sell the BreastCare(TM)/ BreastAlert(TM) worldwide. The Company intends to concentrate its efforts through 2002 in South America, Europe and the United States. Simultaneously, the Company intends to investigate and develop the marketplace in Asia, the Middle East and the African continent.

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

         On October 24, 2000, patent #6,135,968 was granted for its Differential Temperature Measuring Device and Method for prostate examination. This device is trade marked under the name, ProstAlert(TM).

EMPLOYEES

         The Company employs a total of 9 employees. Three of these employees are employed in the U.S. as follows: (i) two full time employees: President and Chief Executive Officer and Vice President/ Corporate Secretary, and (ii) one part time employee: Vice President of Corporate Development of the Company. Additional personnel and consultants are utilized, as required, on a contractual basis. Additionally, manufacturing personnel have been targeted to be utilized when the purchase order from Brazil has been received.

         The remaining six (6) employees are employed in South America by the Company's two South American subsidiaries, as follows: a General Manager, a Medical Director, four (2) other Senior employees, and four (2) support staff employees.

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

ITEM 2.  PROPERTIES

         The Company occupies approximately 7,000 square feet of warehouse and office space, all of which is leased through leases expiring in June 2003. See
Note 13 of Notes to Consolidated Financial Statements for additional information.

         On November 19, 1999 Scantek Medical do Brasil Ltda signed an agreement with the State of Pernambuco-Brazil to establish a production facility at the seaport of Suape, which is approximately 45 kilometers from Reife, Pernambuco-Brazil. The Company's subsidiary acquired approximately 40,000 square meters of land and has broken ground to build a 2,550 square meter production facility. The production facility will be completed in the first half of calendar year 2002.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation or pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information

         The Company's common stock, par value $.001 per share (the "Common Stock"), is traded in the over-the-counter market. The Common Stock is available for quotation on the NASD Non-NASDAQ Electronic Bulletin Board. The following table sets forth the periods indicated high and low bid quotation (as reported by the OTC Bulletin Board) for the Common Stock:

                                                       HIGH         LOW
                                                       ----         ---
Fiscal Year ended June 30, 2000
         First Quarter                                 18/32        3/16
         Second Quarter                                 3/16        1/16
         Third Quarter                                 18/32        1/16
         Fourth Quarter                                  3/4         1/2

Fiscal Year ended June 30, 2001
         First Quarter                                   3/4         1/8
         Second Quarter                                 6/16        3/32
         Third Quarter                                   1/8        1/16
         Fourth Quarter                                 9/32        1/16

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

         (b) Holders

         As of September 15, 2001, there were 203 shareholders of record of the Company's Common Stock.

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

         On July 6, 2000 the Company issued 2,500 shares of Common Stock of the Company to Paul Nelson, pursuant to financing, at an issue price of $.51 per share.

         On August 1, 2000 the Company issued 67,900 shares of Common Stock of the Company to Zsigmond L. Sagi, the Company's President and Chief Executive Officer pursuant to financing, at an issue price of $.51 per share.

         On August 1, 2000 the Company issued Ms. Patricia Furness, the Company's Vice-President and Corporate Secretary, 8,750 shares of Common Stock of the Company pursuant to financing, at an issue price of $.51 per share.

         On October 20, 2000, the Company issued 100,000 shares of Common Stock of the Company to Carriage House pursuant to financing at an issue price of $.20 per share.

         On October 24, 2000, the Company issued 19,000 shares of Common Stock of the Company to (2) two individuals for loan extensions at an issue price of $.20 per share.

         On December 29, 2000, the Company issued 100,000 shares of Common Stock of the Company to a former director at an issue price of $.10 per share, pursuant to converting a $10,000 loan.

         On December 29, 2000, the Company issued 15,000 shares of Common Stock of the Company to Paul Nelson pursuant to loan extensions at an issue price of $.10 per share.

         On November 10, 2000, the Company sold 60,000 shares of Common Stock of the Company to a former director at a purchase price of $.20 per share, pursuant to Section 4(2) of the Securities Act of 1933, as amended, based upon the nature of the sale and the purchaser.

         On November 10, 2000, the Company issued 12,000 shares of Common Stock of the Company to a former director at an issue price of $.20 as a bonus for the sale of stock.

         On October 24, 2000, the Company issued 120,000 shares of Common Stock of the Company to the Company's attorney for services rendered, at an issue price of $.25 per share.

         On February 9, 2001 and April 3, 2001, the Company issued 45,000 and 105,000 shares of Common Stock of the Company to Carriage House at an issued price of $.09 and $.08, respectively pursuant to loan extensions.

         On April 3, 2001, the Company sold 2,986,250 shares of the Common Stock of the Company to outside parties at a purchase price of $.08 per share pursuant to Sections 4(2) of the Securities Act of 1933, as amended, based upon the nature of the sale and the purchasers.

         On April 3, 2001, the Company issued 750,000 shares of Common Stock of the Company to Zsigmond L. Sagi the Company's President and Chief Executive Officer for bonuses, at an issue price of $.08 per share.

         On April 3, 2001, the Company issued 350,000 shares of Common Stock of the Company to Ms. Patricia Furness the Company's Vice President and Secretary for bonuses at an issued price of $.08 per share.

         On April 3, 2001, the Company issued 250,000 shares of Common Stock of the Company to Zsigmond G. Sagi for consultant services at an issue price of $.08 per share.

         On April 3, 2001, the Company issued Mr. Louis Gottlieb the Company's Vice President of Corporate Development, 86,250 shares of Common Stock of the Company pursuant to loan extensions, at an issue price of $.08 per share.

         On April 3, 2001, the Company issued 132,500 shares of Common Stock of the Company to (3) three individuals and (1) one company at an issue price of $.08 per share, pursuant to loan extensions.

         On April 3, 2001, the Company issued 950,000 shares of Common Stock of the Company to DC Consultants, pursuant to consulting services, at an issue price of $.08 per share.

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

         RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage increase or decrease of items included in the Company's consolidated statement of operations:

                                       % Increase (Decrease) from Prior Period
                                      -----------------------------------------
                                        June 30, 2001          June 30, 2000
                                      compared with 2000    compared with 1999
                                      ------------------    ------------------


Sales (1)                                  (29.00)%              (76.70)%
License fee revenues                        *                    (91.80)
Cost of sales (1)                          (13.40)                30.40
General and administrative
 expenses                                  (32.20)                48.00
Research and development                    (2.20)               (41.60)
Interest expense                            22.50                 48.50


(*) Percentage not meaningful


         REVENUES

         Net sales decreased to $21,137 for the year ended June 30, 2001 from $29,775 for the year ended June 30, 2000. The Company is refocusing its South American marketing strategy in Brazil. The Company expects to ship the BreastCare(TM)/BreastAlert(TM) device from the United States during the fourth quarter of calendar 2001 to Brazil until the manufacturing facility in Brazil is complete and operational. Shipments to other parts of South America and Europe will commence during the latter part of 2002. Manufacturing in Brazil is planned to commence during the first half of calendar 2002 after the Company completes construction of its new manufacturing facility in Brazil. Manufacturing for Europe will continue in the United States facility until the Company establishes a manufacturing facility in Europe.

         Net sales decreased to $29,775 during the year ended June 30, 2000 from $127,775 during the year ended June 30, 1999. The Company contributes the decline due to the factors mentioned above.

         License fee revenue decreased to $-0- during the year ended June 30, 2001 from $59,000 for the year ended June 30, 2000, as the Company did not receive any licensee fee income during the year.

         License fee revenue decreased to $59,000 during the year ended June 30, 2000 from $727,500 for the year ended June 30, 1999 as the Company recognized lower license fees from Nugard Healthcare Ltd. as compared to higher license fees from Sandell Corp, D-Lanz Corp and HumaScan from the preceding year.

         COST OF SALES

         Cost of sales decreased to $465,282 for the year ended June 30, 2001 from $537,216 for the year ended June 30, 2000 primarily due to the reduction in manufacturing labor and reduced write-offs of obsolete material during the year.

         Cost of sales increased to $537,216 during the year ended June 30, 2000 from $411,834 during the year ended June 30, 1999 primarily due to depreciation expenses of $276,844 on the production equipment, compared to $198,288 for the same annual period ended June 30, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased 32.2% to $1,152,915 for the year ended June 30, 2001 compared to $1,699,922 for the year ended June 30, 2000. This decrease is primarily due to a reduction of consulting services in Brazil and reversal of an over accrual for consulting services in Uruguay.

         General and administrative expenses increased 48.0% to $1,699,922 for the year ended June 30, 2000 compared to $1,148,449 for the year ended June 30, 1999. This increase is primarily due to increases in consulting services and travel expenses in connection with the Company's South American marketing strategies in Brazil.

         RESEARCH AND DEVELOPMENT

         Research and development expenses decreased 2.2% to $280,000 for the year ended June 30, 2001 from $286,223 for the year ended June 30, 2000. The decrease is primarily attributable to the elimination of minor research and development expenses.

         Research and development expenses decreased 41.6% to $286,223 during the year ended June 30, 2000 from $490,482 during the year ended June 30, 1999. The decrease is primarily attributable to decreased salaries incurred by the Company in the experimental area of development of its product.

         INTEREST EXPENSE

         Interest expense was $511,141 for the year ended June 30, 2001 compared to $417,109 for the year ended June 30, 2000. The 22.5% increase was primarily attributable to increases in the Company's short-term debt.

         Interest expense was $417,109 for the year ended June 30, 2000 compared to $280,978 for the year ended June 30, 1999. The 48.5% increase was attributable to the increase in the Company's short-term debt.

         OTHER INCOME

         The Company received $27,000 as miscellaneous income from the sale of obsolete equipment originally obtained from Humascan as part of asset sale during the year ended June 30, 2001.

         The Company sold marketable securities to meet cash requirements resulting in a gain on marketable securities of approximately $25,000 for the year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for funds has increased from period to period, as it has incurred expenses for among other things, research and development; applications for and maintenance of domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and, attempts to raise the necessary capital to expand the Company's production capacity. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and major shareholder. The Company has entered into various license agreements that have raised additional funds. In addition, the Company's auditors' report for the year ended June 30, 2001 dated September 18, 2001, expressed an opinion as to the Company continuing as a going concern.

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

         The Company commenced its distribution operations in South America during the second half of calendar 2000. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of June 30, 2001, the Company borrowed approximately $1.4 million from unaffiliated third parties. These loans are payable by the Company on various dates through August 31, 2002. In addition, as of October 1, 2001, the Company's President advanced the Company approximately $1.1 million. These loans have supported the Company through the prior fiscal year and the current fiscal year, and the Company expects the cash flow from sales commencing in the fourth quarter of calendar 2001 to cover the operations of the Company in calendar 2001 and 2002, providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) commences.

         As previously noted, the Company terminated its license agreement with its South American licensee. The Company will manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) throughout South America through the Company's South American subsidiaries.

         Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and management believes that the location is also the most desirable for production, shipping, financing and tax incentives. The Company is establishing a 2,550 square meter manufacturing facility in Recife, Pernambuco at the new port of Suape. The Company has broken ground, and anticipates construction to be completed by the first half of calendar 2002. The Company will ship the production equipment for arrival by the time construction is complete.

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

         On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market Scantek's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received as of June 30, 2000, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The licensing agreement requires minimum purchases of 5,000 units a month and payments of licensing fees which have been postponed until the license agreement can be renegotiated. At the present time the Company has not renegotiated the license agreement.

         On April 26, 2001 the Company signed a Letter of Intent for a European joint venture with Arturo Madariaga Mazzingshi ("Madariaga"), a principal of Commercial Balear De Multi propiegad, of Palma de Mallora, Spain. The Letter of Intent calls for the organization of a joint venture to manufacture, market and sell medical devices and products for the territory of Europe.

         The Company had anticipated to finalize the agreement to establish the joint venture by the end of the Company's fiscal year. Upon signing the final agreement, Madariaga will pay the Company $400,000 for exclusive license and distribution for Europe. Due to the time constraints on Madariga's Australian project , he has not been able to return to Recife, Brazil to finalize the project. At this time the Company does not have a definitive date for finalization.

         On May 4, 2001 the Company announced that it received an official invitation from the City of Nova Iguacu of the State of Rio de Janeiro in Brazil to workout an agreement for BreastCare's participation in the Women's Health Program,

         The proposed agreement will call for an initial purchase order for approximately one million dollars ($1,000,000) of BreastCare(TM) units. Nova Iguacu is the seventh (7th) largest municipality in Brazil. The Agreement will be finalized after a 30-day Bidding Process, (which gives others the opportunity to bid the BreastCare(TM) for government use; however, the Company has the only BreastCare(TM) product for sale in Brazil). After the bidding period, an official classification number will be assigned to BreastCare(TM) for government use in Brazil.

         On May 30, 2001, the Company received notification from the Mayor and the Health Secretary of Nova Iguacu that the BreastCare(TM)order will be in excess of $1.5 million.

         In early July 2001 a classification number was assigned to BreastCare(TM). Thereafter, based on the State of Rio de Janeiro's classification number assigned to BreastCare(TM), any government agencies, municipalities and states in Brazil will not have to go through any preliminary process before ordering the BreastCare(TM).

         At the end of July 2001, the Company's Brazilian Managers and medical representatives met with the Health Municipal Partnership for Baixada Fluminense (CISBAF) to discuss the expansion of the Women's Health Project for the Baixada Fluminense territory for an approximate $3 million order. Baixada Fluminense is a region in the northern section of the State of Rio de Janeiro composed of 13 municipalities with an aggregate population of 4 million people and 71 health centers.

         CISBAF is the representative for all the municipalities of the Health Ministry in Brazil. CISBAF is the most important health organization in Baixada Fluminense.

         In August/September 2001, Fiocruz, a government agency in the Ministry of Health assisted in the BreastCare(TM) educational program for the Women's Health Program for the City of Nova Iguacu.

         The final agreement and receipt of the purchase order are anticipated before the end of calendar year 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, if effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective July 1, 2001. Management has concluded that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Financial Statements. SAB 101 summarizes certain accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the second quarter ended December 31, 2000. Such adoption has not resulted in a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25. FIN No. 44 clarifies
(I) the definition of employees for the purposes of apply APB Opinion No. 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7.     FINANCIAL STATEMENTS

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----

Independent Auditors' Report                                        F-1 - F-2

Financial Statements:

   Consolidated Balance Sheets,
    June 30, 2001 and 2000                                             F-3

   Consolidated Statements of Operations,
    Years Ended June 30, 2001, 2000, 1999                              F-4

   Consolidated Statements of Stockholders'
    Equity, Years Ended June 30, 2001, 2000, 1999                      F-5

   Consolidated Statements of Cash Flows,
    Years Ended June 30, 2001, 2000, 1999                            F-6 - F-7

Notes to Consolidated Financial Statements                           F-8 - F-28

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Scantek Medical, Inc.


We have audited the accompanying consolidated balance sheet of Scantek Medical, Inc. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scantek Medical, Inc. and subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended June 30, 2001 in conformity with principles generally accepted in the United States of America.

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

WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

September 18, 2001

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           June 30,
                                                             2001            2000
                                                             ----            ----
                                     ASSETS
Current Assets:
    Cash                                               $      6,026    $      2,898
    Marketable securities                                     2,765          20,735
    Accounts receivable                                          --          24,000
    Inventories                                             547,824         721,315
    Prepaid expenses                                             --           8,511
                                                       ------------    ------------
        Total Current Assets                                556,615         777,459
                                                       ------------    ------------

Property and equipement - net                             1,248,558       1,548,016
Other assets - net                                           33,567         101,174
                                                       ------------    ------------
    TOTAL ASSETS                                       $  1,838,740    $  2,426,649
                                                       ============    ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt                                    $  1,298,628    $    710,593
    Current portion of long-term debt                       850,000         300,000
    Accounts payable                                      1,269,839       1,263,095
    Accrued interest                                        927,490         539,333
    Accrued salaries                                      1,612,472       1,332,472
    Accrued expenses                                        554,435         528,406
                                                       ------------    ------------
        Total Current Liabilities                         6,512,864       4,673,899
                                                       ------------    ------------
Long-term debt                                            2,141,609       2,754,609
                                                       ------------    ------------
        Total Liabilities                                 8,654,473       7,428,508
                                                       ------------    ------------
Commitments and Contingencies
Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued                                         --              --
    Common stock, par value $.001
     per share - authorized 45,000,000
     shares; outstanding 24,970,690 and
     18,810,540 shares                                       24,971          18,810
    Additional paid-in-capital                            4,286,082       3,726,976
    Cumulative other comprehensive loss                    (299,235)       (281,265)
    Deficit                                             (10,827,551)     (8,466,380)
                                                       ------------    ------------
        Total Stockholders' Deficiency                   (6,815,733)     (5,001,859)


    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                        $  1,838,740    $  2,426,649
                                                       ============    ============


                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended June 30,
                                                  ------------------------------------
                                                  2001             2000           1999
                                                  ----             ----           ----
Revenues:
    Net sales                               $     21,137    $     29,775    $    127,775
    License fees                                    --            59,000         727,500
                                            ------------    ------------    ------------
                                                  21,137          88,775         855,275
                                            ------------    ------------    ------------
Costs and expenses:
    Cost of sales                                465,282         537,216         411,834
    General and administrative
     expenses                                  1,152,915       1,699,922       1,148,449
    Research and development                     280,000         286,223         490,482
                                            ------------    ------------    ------------
                                               1,898,197       2,523,361       2,050,765
                                            ------------    ------------    ------------
Loss from operations                          (1,877,060)     (2,434,586)     (1,195,490)
                                            ------------    ------------    ------------
Other income (expense):

    Interest and dividends                            30             223             --
    Gain on sale of marketable
     securities                                       --          25,007
    Loss on investments                               --              --       (103,100)
    Interest expense                            (511,141)       (417,109)      (280,978)
    Miscellaneous                                 27,000          10,000            --
                                            ------------    ------------    ------------
                                                (484,111)       (381,879)      (384,078)
                                            ------------    ------------    ------------
Net loss                                    $ (2,361,171)   $ (2,816,465)   $(1,579,568)
                                            ============    ============    ============

Loss per common share - basic and diluted   $      (0.12)   $      (0.15)   $     (0.09)
                                            ============    ============    ============

Weighted average number of common
shares outstanding - basic and diluted        20,521,527      18,431,820     17,679,575
                                            ============    ============    ============

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)

                                                                                                                   Cumulative
                                                                                                    Retained         Other
                                                                           Comprehensive            Earnings      Comprehensive
                                                            Total           Income (Loss)            (Deficit)     Income (Loss)
                                                            -----           ------------            ---------     -------------
Balance, June 30, 1998                                      $   1,561,695                         $ (4,070,347)    $  2,621,616
Common stock issued in lieu of
 compensation (issued at $.1875 per share)                         65,625
Sale of common stock (at $.3333 per share)                        100,000
Common stock issued for loan financing
 (issued at $.1875 to $.5625 per share)                            84,375
Issuance of stock options and warrants for services
 (issued at $.1875 to $1.125 per share)                           190,646
Net unrealized loss on marketable
 securities                                                    (2,787,501) $  (2,787,501)
                                                                                                    (2,787,501)
Net (loss)                                                     (1,579,568)    (1,579,568)           (1,579,568)
                                                                           -------------
    Comprehensive loss                                                     $  (4,367,069)
                                                                           =============
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                                                                               (5,649,915)
                                                              (2,364,728)                                             (165,885)
Sale of common stock (at $.2185 per share)                        10,000
Common stock issued for loan
 financing and services rendered
 (issued at $.01 to $.5625 per share)                            199,254
Issuance of stock warrants for services
 (issued at $.1875 to $.75 per share)                             85,460
Net unrealized loss on marketable
 securities                                                     (115,380)  $    (115,380)
Net loss                                                      (2,816,465)     (2,816,465)           (2,816,465)
                                                                           -------------
    Comprehensive loss                                                     $  (2,931,845)
                                                                           =============
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                     $  (5,001,859)                         $ (8,466,380)   $   (281,265)
Common stock issued for loan financing and services
 rendered (issued at $.08 to $.51 per share)                     302,517
Common stock issued for loan conversion
 (issued at $.10 per share)                                       10,000
Sale of common stock (at $.08 to $.20 per share)                 250,900
Issuance of stock warrants for services
 (issued at $.07 per share)                                        1,850
Net unrealized loss on marketable securities                     (17,970)  $     (17,970)                              (17,970)
Net loss                                                      (2,361,171)     (2,361,171)           (2,361,171)
                                                                           -------------
    Comprehensive loss                                                     $  (2,379,141)
                                                                           =============
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                     $  (6,815,733)                        $ (10,827,551)   $   (299,235)
                                                           =============                         =============    ============


                                                                                   Additional
                                                                 Common             Paid-In
                                                                 Stock              Capital
                                                                 -----              -------
Balance, June 30, 1998                                           $17,220           $  2,993,206
Common stock issued in lieu of
 compensation (issued at $.1875 per share)                           350                 65,275
Sale of common stock (at $.3333 per share)                           300                 99,700
Common stock issued for loan financing
 (issued at $.1875 to $.5625 per share)                              200                 84,175
Issuance of stock options and warrants for services
 (issued at $.1875 to $1.125 per share)                                                 190,646
Net unrealized loss on marketable
 securities
Net (loss)
    Comprehensive loss


------------------------------------------------------------------------------------------------
Balance June 30, 1999                                             18,070              3,433,002
Sale of common stock (at $.2185 per share)                            46                  9,954
Common stock issued for loan
 financing and services rendered
 (issued at $.01 to $.5625 per share)
                                                                     694                198,560
Issuance of stock warrants for services
 (issued at $.1875 to $.75 per share)                                                    85,460
Net unrealized loss on marketable
 securities
Net loss
------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                           $18,810           $  3,726,976
Common stock issued for loan financing and services
 rendered (issued at $.08 to $.51 per share)
                                                                   3,015                299,502
Common stock issued for loan conversion
 (issued at $.10 per share)
                                                                     100                  9,900
Sale of common stock (at $.08 to $.20 per share)
                                                                   3,046                247,854
Issuance of stock warrants for services
 (issued at $.07 per share)                                                               1,850
Net unrealized loss on marketable securities
Net loss
    Comprehensive loss
------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                           $24,971           $  4,286,082
                                                                 =======           ============

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended June 30,
                                                                    -------------------------------------------------------
                                                                    2001                     2000                      1999
                                                                    ----                     ----                      ----
Cash flows from operating
 activities:
    Net (loss)                                              $   (2,361,171)          $   (2,816,465)           $   (1,579,568)
Adjustments to reconcile net
 (loss) to net cash
 used in operating activities:
    Depreciation and amortization                                  367,065                  367,065                   288,655
    Net gain on sale of marketable
     securities                                                          -                  (25,007)                        -
    Write off of obsolete inventory                                119,286                        -                         -
    Non-employee stock based
     compensation                                                  167,600                  124,725                    84,375
    Non-cash officers compensation                                 136,767                   74,529                   195,418
   Other non-cash items                                                  -                   85,460                    60,853
   Changes in operating assets
     and liabilities                                               787,646                1,259,815                   512,755
                                                                  --------               ----------                ----------
        Net Cash (Used in)
        Operating Activities                                      (782,807)                (929,878)                 (437,512)
                                                                  --------               ----------                ----------
Cash flows from investing activities:
    Proceeds from sale of marketable
     securities                                                          -                  298,164                         -
    Purchase and deposits of property
     and equipment                                                       -                  (43,500)               (1,202,980)
                                                                  --------               ----------                ----------
       Net Cash Provided by (Used in)
        Investing Activities                                             -                  254,664                (1,202,980)
                                                                  --------               ----------                ----------
Cash flows from financing activities:
    Proceeds from borrowings                                       575,600                  473,215                 1,150,000
    Proceeds from officer loans                                          -                  309,413                   342,281
    Repayment of officer loans                                     (15,000)                 (76,084)                   (1,000)
    Repayment of notes                                             (25,565)                 (43,948)                   (1,202)
    Proceeds from sale of common stock                             250,900                   10,000                   100,000
                                                                  --------               ----------                ----------
       Net Cash Provided by (Used in)
        Financing Activities                                       785,935                  672,596                 1,590,079
                                                                  --------               ----------                ----------
Net increase (decrease) in Cash                                      3,128                   (2,618)                  (50,413)
Cash - beginning of period                                           2,898                    5,516                    55,929
                                                                  --------               ----------                ----------
Cash - end of period                                              $  6,026               $    2,898               $     5,516
                                                                  ========               ==========                ==========

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the Years Ended June 30,
                                                  --------------------------------------------------------------

                                                       2001                     2000                      1999
                                                       ----                     ----                      ----
Changes in operating assets and
 liabilities consist of:
    Decrease (increase) in accounts receivable    $      24,000           $      (24,000)             $         -
    (Increase) decrease in inventory                     54,205                  177,481                  (898,796)
    Decrease in due from licensees                            -                        -                   801,900
    (Increase) decrease in prepaid
     expenses                                             8,511                   75,776                   (60,770)
    (Increase) in other assets                                -                   (8,602)                   80,490
    Increase (decrease) in accounts
     payable and accrued expenses                       700,930                1,039,160                 1,342,431
    Increase (decrease) in deferred
     income                                                   -                        -                  (752,500)
                                                                                                      -----------
                                                  $     787,646           $    1,259,815              $    512,755
                                                  =============           ==============              ============
Supplementary information:
    Cash paid during the year for:

       Interest                                   $      18,937           $       38,583              $    103,924
                                                  =============            =============              ============
       Income Taxes                               $         400           $          450              $      5,637
                                                  =============            =============              ============

    Non-cash investing activities:
     Unrealized loss on
     marketable securities                        $     (17,970)          $     (115,380)             $ (2,787,501)
                                                  =============           ==============              ============

    Non-cash financing activities
     Conversion of accrued officers
       salaries to common stock                   $           -           $            -              $     65,625
                                                    ===========           ==============              ============
    Conversion of notes payable to common stock   $      10,000
                                                  ============
    Common stock issued for loan financing and
     extensions                                   $     302,517           $      199,254              $     84,375
                                                  =============            =============              ============
    Issuance of stock warrants for services
     rendered                                     $       1,850           $       85,460              $    190,646
                                                   ============            =============              ===========


     Details of settlement agreement:
       Fair value of assets received                                                                  $    915,000
       Liabilities forgiven                                                                                575,000
                                                                                                      ------------
       Net cash paid                                                                                  $    340,000
                                                                                                      ============

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

        The Company has experienced losses during its development stage. Losses and negative cash flows from operations have continued in the current fiscal year and subsequent to June 30, 2001. As of June 30, 2001, the Company has a working capital deficit of approximately $7 million.

        The activities of the Company are being financed through the sale of its common stock and debt securities. During October 2000, the Company proposed to sell 36% of its Brazilian subsidiary to a Brazilian investment group for $2 million. The Company intended to reinvest the proceeds in Scantek Medical do Brasil Ltda. On December 29, 2000, the agreement was unilaterally terminated by the Company due to the failure of the Brazilian investors to comply with the terms of the agreement. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the commercial acceptability of the BreastCare(TM)/BreastAlert(TM) to create sales that will help the Company achieve a profitable level of operations. However, there is no assurance that additional capital will be obtained or the BreastCare(TM)/BreastAlert(TM) will be commercially successful. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

        Revenue from licensing the BreastCare(TM)/BreastAlert(TM) is usually recognized when licensees commence operations and substantial performance has occurred. The Company historically has amended and renegotiated its licensees' agreements. Therefore, the Company recognizes license fee income when received.

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

         EVALUATION OF LONG-LIVED ASSETS

          Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of June 30, 2001, management concluded that no impairment exists.

         STOCK-BASED COMPENSATION

           The Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, stock options granted to employees are recorded using the intrinsic value method. The Company has adopted the disclosure-only provisions of Statement Of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

         LOSS PER SHARE

          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 20,056,170, 14,402,170 and 6,418,205 for the years ended June 30, 2001, 2000 and
         1999, respectively. During the years ended June 30, 2001, 2000 and 1999, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

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

         NEW FINANCIAL ACCOUNTING STANDARDS

           Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, if effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective July 1, 2001. Management has concluded that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Financial Statements. SAB 101 summarizes certain accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the second quarter ended December 31, 2000. Such adoption has not resulted in a material impact on the Company's consolidated results of operations, financial position or cash flows.

          In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB
         25. FIN No. 44 clarifies (I) the definition of employees for the purposes of apply APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's consolidated results of operations, financial position or cash flows.

2.       INVESTMENT IN SUBSIDIARIES

         (a) In July 1999, the Company organized Scantek Medical do Brazil LTDA, a Brazilian Company and a wholly owned subsidiary, to distribute the BreastCare(TM)/BreastAlert(TM) in Brazil. The subsidiary will manufacture the BreastCare(TM)/BreastAlert(TM) for South America in its proposed production facility in the state of Pernambucco, which the Company expects to be completed by the first half of calendar 2002. Construction cost is anticipated to be approximately $1,000,000.

         (b) In January, 1998, the Company organized a wholly-owned subsidiary, Scantek Medical S.A. Inc., a Uruguayan company, to distribute the BreastCare(TM)/BreastAlert(TM)in South America.

3.       MARKETABLE SECURITIES

                                                            Estimated             Gross                Gross
                                                              Fair              Unrealized          Unrealized
                                           Cost               Value               Gains               Losses
                                     -----------------  ------------------  -------------------  ------------------
June 30, 2001:
  Marketable securities-
   current:
      Common stock                         $ 2,000         $ 2,765            $ 765                 $      -
                                           ==========      ==========         ==========            ==========
      Warrants                             $ 300,000       $     -            $   -                 $300,000
                                           ==========      ==========         ==========            ==========
June 30, 2000:
  Marketable securities-
   current:
      Common stock                         $ 2,000         $ 20,735           $ 20,735              $ 2,000
                                           ==========      ==========         ==========            ==========
      Warrants                             $ 300,000       $      -           $      -              $300,000
                                           ==========      ==========         ==========            ==========

          Gross realized gains were $-0-in 2001, $145,912 in 2000 and $-0- in 1999. Gross realized losses were $-0- in 2001, $120,905 in 2000 and $-0- in 1999.

4.       INVENTORIES

                                                   June 30,
                                          ------------------------
                                          2001                2000
                                        --------             --------

        Raw materials                    $ 547,824           $ 614,138
        Finished goods                           -             107,177
                                         ---------           ---------

                                         $ 547,824           $ 721,315
                                         =========           =========

5.       PROPERTY AND EQUIPMENT

                                                   June 30,
                                          ------------------------
                                           2001                2000
                                         --------            --------
Land                                     $    43,500         $    43,500
Equipment                                  2,014,545           2,014,545
Furniture and fixtures                        27,489              27,489
Leasehold improvements                        16,525              16,525
                                         -----------         -----------
                                           2,102,059           2,102,059
Less accumulated depreciation                853,501             554,043
                                         -----------         -----------
                                         $ 1,248,558         $ 1,548,016
                                         ===========         ===========

         Depreciation expense for the years ended June 30, 2001, 2000 and 1999 was $299,458, $299,458 and $221,049, respectively.

6.       OTHER ASSETS

                                                   June 30,
                                          ------------------------
                                            2001               2000
                                         ---------          ---------
Patent costs                             $ 676,069          $ 676,069
Security deposits                           33,352             33,352
                                         ---------          ---------
                                           709,421            709,421
Less accumulated amortization              675,854            608,247
                                         ---------          ---------
                                         $  33,567          $ 101,174
                                         =========          =========


6.       HUMASCAN AGREEMENT/SETTLEMENT

         On March 15, 1999 pursuant to a Settlement Agreement ("Agreement") dated as of the 11th day of March 1999, between the Company and HumaScan, Inc. ("HumaScan"), the Company regained the rights to market and sell its BreastCare(TM)/BreastAlert(TM) in the United States and Canada.

         Pursuant to the Agreement, all licensing agreements between the Company and HumaScan which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM), were terminated. Pursuant to the original and amended licensing agreements, HumaScan was indebted to the Company for failure to pay license fees, royalties and other sums of money. In exchange for the cancellation of $575,000 of indebtedness due to the Company by HumaScan and for the payment by the Company to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/BreastAlert(TM). The Company recorded raw materials and finished goods in the amount of approximately $856,000, which represents the fair market value of the inventory received. Equipment with an initial acquisition cost of approximately $2.5 million has been recorded for approximately $59,000, which represents the cost the Company paid HumaScan as part of the Agreement.


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

         On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market the Company's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000, of which $59,000 was received as of June 30, 2001, and recorded as income during the year ended June 30, 2000. The purchase price for the BreastCare(TM)/BreastAlert(TM) will range from $10 to $15 per unit - FOB US. The license agreement requires minimum purchases of 5,000 units a month and payments of licensing fees, which have been postponed until the license agreement can be renegotiated. The Company also received common shares equivalent to fifteen (15%) percent of NuGards total outstanding common shares. The shares received have no value and nothing has been recorded As of this date, the Company has not been able to renegotiate the license agreement and no shipments have been made nor monies received due on the license agreement.

         On August 15, 1996, the Company entered into a license agreement with Health Technologies International Inc. ("HTI"), whereby HTI is to assemble, market and sell the BreastCare(TM)/BreastAlert(TM) in Chile and Singapore. HTI paid the Company a licensing fee of $250,000, which has been recorded as license fee income. During April 1997, HTI was acquired by D-Lanz Development Group, Inc. ("D-Lanz"). As part of the licensing agreement, the Company received 2,000,000 shares of D-Lanz common stock which is publicly traded on the Electronic Bulletin Board under the Symbol DLNZ and the Company recorded the investment in the shares for $2,000. The Company will classify its investment as "available for sale" and accordingly reflect unrealized gains, net of deferred taxes, as a separate component of stockholders' equity.

         On April 15, 1999, D-Lanz and the Company entered into an agreement to amend its previous license agreements. D-Lanz will have a change in control and the License will be assigned to a new corporation, Global Agri-Med Technologies, Inc. ("Global"). The Company agreed to assign and transfer the license to Global, which includes the exclusive license in Chile and Singapore. In addition, the Company has agreed to give Global non-exclusive license extensions to Africa, Korea, and South Asia. Global must receive final clearance from the Company before any participation or distribution can proceed in any city, state, territory or country in the non exclusive extensions as stated above.

         The Company received 2,000,000 common shares of Global and $27,500 in cash, which the Company recorded as income during the year ended June 30, 1999. The payment extinguishes the Company's right to minimum royalties in any year until the first full calendar year following the fiscal year in which Global becomes profitable. The shares will be delivered, prior the establishment of a trading market for Global shares. The terms in this agreement will be deemed to amend the prior agreement, and thus will govern the prior agreement in the terms related to the previous agreement. Both parties have agreed to update certain terms in the previous agreement that will be beneficial to both parties. At June 30, 2001, the Company wrote down the marketable securities to $-0- as there was no quoted market value for the marketable securities.

DEBT
Short-term debt at June 30, is as follows:

                                                                                     2001                        2000
                                                                            ------------------------      --------------------
           Secured notes, interest at 10% to 12%
            per year, due on various dates through
            June 30, 2002.  The loans are secured
            by inventory, receivables and equipment (1)                           $   330,000                 $        -

           Unsecured notes, interest
            at 10% to 16% per year, due on
            various dates through 6/30/02 (2)                                         890,628                    680,593

           Unsecured officer loans, due
            6/30/02, interest at prime plus
            2% (9% at June 30, 2001) (3)                                               78,000                     30,000
                                                                                  -----------                 ----------

                                                                                  $ 1,298,628                 $  710,593
                                                                                  ===========                 ==========

 Long-term debt at June 30, is as follows:
                                                                                     2001                        2000
                                                                            ------------------------      --------------------
           Secured note due June 30,
            2002, interest at 12% per year.
            The loan is secured by production
            equipment                                                             $  850,000                  $ 850,000

           Secured note due August 31, 2002,
            interest at 10% per year.  The loan
            is secured by inventory, receivables and
            equipment. (1)                                                           150,000                    150,000

           Unsecured officer loans, due
            December 31, 2002 interest
            at prime plus 2% (9% at
            June 30, 2001)  (4)                                                    1,103,603                  1,166,603

           Unsecured notes, interest at prime
            plus 2% (9% at June 30, 2001)
            due December 31, 2002 (5)                                                888,006                    888,006
                                                                                   ---------                 ----------

                                                                                   2,991,609                  3,054,609
           Current portion of long-term
            debt                                                                     850,000                    300,000
                                                                                   ---------                 ----------
                                                                                  $2,141,609                 $2,754,609
                                                                                  ==========                 ==========

          Annual maturities on long-term debt as of June 30, 2001 during the next five years are:

Year Ending June 30,
--------------------

     2002                        -
     2003                2,103,603
     2004                        -
     2005                        -
     2006                        -
                         ---------
                       $ 2,103,603
                       ===========

         (1) The holders of these notes received as additional consideration 257,500 shares of the Company's common stock. For the year ended June 30, 2001, 2000 and 1999 the Company recorded interest expense of $6,600, $20,313 and $75,000, respectively.

         (2) The holders of these notes received as additional consideration 1,729,000 shares of the Company's common stock. For the year ended June 30, 2001, 2000 and 1999 the Company recorded interest and consulting expense in the amount of $126,425, $70,802 and $23,438, respectively.

         (3) The unsecured note payable represents loans made to the Company by the Company's Vice President and Secretary. Interest expense for the year ended June 30, 2001 and 2000 amounted to $7,536 and $1,223, respectively. In consideration for the loan, the Company issued 14,453 shares of the Company's common stock and recorded additional interest expense in the amount of $4,463 and $3,208 for the years ended June 30, 2001 and 2000.

         (4) The unsecured note payable represents loans made to the Company by Mr. Zsigmond Sagi ("Mr. Sagi"), the Company's president and Chief Executive Officer. Interest expense for the years ended June 30, 2001, 2000 and 1999 amounted to $108,800, $105,452 and $74,348, respectively.
        Accrued interest at June 30, 2001 and 2000 was $256,404 and $147,604, respectively. In consideration for loans, the Company issued 147,150 shares of the Company's common stock and recorded additional interest expense in the amount of $34,629 and $32,969 for the year ended June 30, 2001 and 2000.

         (5) The holder of the note was a corporation controlled by Mr. Sagi. On March 31, 1998, the corporation holding the note dissolved and distributed the note to its five shareholders in equal amounts of $177,601. Two of the five shareholders are executive officers of the Company, including Mr. Sagi and Carlo Civelli, former Vice President of Finance International. The note terms were renegotiated with the lenders with principal payments due December 31, 2000 and interest at prime plus two (2%) percent. The notes have been extended to December 31, 2002. Accrued interest at June 30, 2001 and 2000 was $318,570 and $230,880, respectively. Interest expense for the year, ended June 30, 2001, 2000 and 1999, amounted to $87,690, $88,800 and $88,800, respectively.

9.       INCOME TAXES

         At June 30, 2001, the Company had a net operating loss ("NOL") carryforward of approximately $10,000,000 for financial reporting purposes and approximately $6,635,000 for tax purposes. The difference between financial reporting and tax purposes results from the temporary difference caused by the capitalization of start-up expenditures for tax purposes required by Internal Revenue Code Section 195 and the net unrealized losses on marketable securities. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely. The tax NOL carryforwards expire in the years 2005 through 2013.

         A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:


                                                                              Years Ended June 30,
                                                                 -----------------------------------------------
                                                                 2001                 2000                  1999
                                                                 ----                 ----                  ----
           Tax provision (benefit) computed
            at the Federal statutory rate                        $(945,000)           $(1,127,000)          $(632,000)
           Increase (decrease) in taxes
            resulting from:
           Effect of unused tax losses                             945,000              1,127,000             632,000
                                                                 ----------           ------------           ---------

                                                                 $       -            $         -           $       -
                                                                 ==========           ============          ==========


         The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a deferred tax asset and deferred tax liability and their approximate tax effects are:

                                                                                   June 30,
                                                   ----------------------------------------------------------------------------
                                                                 2001                                          2000
                                                   -------------------------------               ------------------------------
                                                   Temporary                 Tax                 Temporary                Tax
                                                   Difference               Effect               Difference              Effect
                                                   ----------               ------               ----------              ------
Net operating
        loss carry-
        forward                                     $ (6,635,000)           $(2,654,000)          $(5,729,000)          $(2,292,000)
       Deferred start-
        up expenses                                   (3,666,000)            (1,466,000)           (2,229,000)             (892,000)
       Unrealized (losses)
        on marketable
        securities                                      (299,000)              (120,000)             (281,000)             (112,000)
       Valuation
        allowance                                     10,600,000              4,240,000             8,239,000             3,296,000
                                                     -----------             ----------             ----------           ----------
                                                     $         -             $        -             $       -            $        -
                                                     ===========             ==========             ==========           ==========


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

         One hundred (100%) percent of the sales of the BreastCare(TM)/BreastAlert(TM) for the year ended June 30, 2000 and 1999, $24,000 and $127,775, respectively to South America were to the Company's South American licensee, Sandell Corporation S.A.("Sandell"), a related party, in which the Company owns 35% of the outstanding shares. Sales of the BreastCare(TM)/BreastAlert(TM) are not recorded by the Company until Sandell ships the BreastCare(TM)/BreastAlert(TM) to unrelated entities. . As of June 30, 1999 the Company has terminated its license agreement with Sandell. One hundred (100%) percent of the sales for the year ended June 30, 2001 were to one customer in Brazil shipped from the United States. Revenues include license fees received by the Company in connection with various arrangements contracted throughout the world. See Note 7 of Notes to Consolidated Financial Statements for further information.


                                                                              Years Ended June 30,
                                                                 -----------------------------------------------
                                                                 2001                 2000                  1999
                                                                 ----                 ----                  ----
Revenues from unrelated entities and countries of Company's domicile:
                  United States                                  $         -          $     59,420          $   727,500
                  South America                                       21,137                24,000              127,775
                  Ireland                                                  -                 5,355                    -
                                                                 -----------          ------------          -----------
                                                                 $    21,137          $     88,775          $   855,275
                                                                 ===========           ===========          ===========
Total Revenues:
                  United States                                  $         -          $     59,420          $   832,936
                  South America                                       21,137                24,000              127,775
                  Ireland                                                  -                 5,355                    -

    Less: intergeographic
                        revenue                                            -                     -             (75,436)
                                                                 -----------          ------------          -----------
                                                                 $    21,137         $     88,7755          $  855,275
                                                                 ===========          ============          ===========

Loss from operations:
                  United States                                  $(1,510,441)        $  (1,880,632)         $ (952,368)
                  South America                                     (366,619)             (553,954)           (243,122)
                                                                 -----------          ------------          -----------
                                                                 $(1,877,060)        $  (2,434,586)         $(1,195,490)
                                                                 ===========            ==========          ===========

Assets:
                  United States                                  $ 2,867,192         $   3,125,614          $3,645,4048
                  South America                                      103,474               118,599              127,883

    Less: intergeographic
     eliminations                                                 (1,131,926)             (887,564)            (411,263)
                                                                 -----------          ------------           ----------
                                                                $  1,838,740           $ 2,426,649           $3,362,024
                                                                 ===========            ==========           ==========

Capital Expenditures:
                  United States                                 $          -           $         -             1,202,980
                  South America                                            -                43,500                     -
                                                                 -----------            ----------            ----------
                                                                $          -           $    43,500           $ 1,202,980
                                                                 ===========            ==========            ==========
Depreciation and amortization
   expense:
                  United States                                 $    367,065           $   367,065           $   288,655
                  South America                                            -                     -                     -
                                                                 -----------            ----------            ----------
                                                                $    367,065           $   367,065          $    288,655
                                                                 ===========            ==========            ==========


         Transfers between geographic areas include raw materials manufactured in the United States which are shipped to South America to be manufactured into finished products. Loss from operations represents total revenue less operating expenses.

         Identifiable assets are those assets of the Company that are identified with the operation of each geographic area.

11.      STOCK-BASED COMPENSATION

         For the years ended June 30, 2001, 2000 and 1999, the Company issued 3,013,900, 694,573 and 200,000 shares, respectively of the Company's common stock to employees and non-employees as stock-based compensation in the amount of $302,517, $199,254 and $84,375, respectively.

12.      STOCK OPTIONS AND WARRANTS

         The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's issuance of stock options and warrants been determined based on the fair value at the grant date for awards in fiscal years ended 2001, 2000 and 1999, consistent with the provision of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro-forma amounts indicated below:


                                                                              Years Ended June 30,
                                                                 -----------------------------------------------
                                                                 2001                 2000                  1999
                                                                 ----                 ----                  ----
 Net (loss) - as reported                                        $ (2,361,171)        $ (2,816,465)         $ (1,579,568)
 Net (loss) - pro-forma                                            (2,823,392)          (3,260,223)           (1,722,680)
 Loss per share - basic
  and diluted - as reported                                      $      (0.12)        $      (0.15)         $      (0.09)
 Loss per share - basic
  and diluted -pro-forma                                         $      (0.14)        $      (0.18)         $      (0.10)


         The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions issued for grants in 2001, 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 151% to 180%, risk free interest rate of 5.0% and expected lives of 2 1/2 years.

         The Company has granted stock options and warrants as follows:

         (a) On March 7, 1995, the Company established a Non-Qualified Stock Option Plan (the "Plan"), which provides for the granting to key employees stock options. The Plan provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 2001.

         (b) On March 7, 1995, the Company established a Stock Grant Program which provides for the granting to key employees common stock of the Company. The Stock Grant Program provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 2001.

         (c) The following options and warrants were granted outside the two March 7, 1995 Plans during the year ending June 30, 2001:

         On April 3, 2001 the Company granted warrants to purchase 550,000 shares of the Company's common stock at an exercise price of $.07 per share, the fair market value at the date of grant to the Company's attorneys and consultants for services rendered charged to general and administrative expenses in the amount of $1,850. The warrants are exercisable immediately and expire April 2, 2006.

         On April 3, 2001, the Company granted options to three directors totaling 40,000 shares each (120,000 shares) of the Company's common stock at an exercise price of $.07 per share, the fair value at the date of grant. The options are exercisable immediately and expire April 2, 2006.

         On April 3, 2001, the Company granted options to purchase up to 3,392,857 shares of the Company's common stock at an option price of $.07 per share, the fair value at the date of grant, for the conversion of accrued salaries from January 1, 2000 through March 31, 2001 to the Company's President and Chief Executive Officer. The options are exercisable immediately and expire April 2, 2006.

         On April 3, 2001, the Company granted options to purchase up to 1,606,143 shares of the Company's common stock at an option price of $.07 per share, the fair value at the date of grant, for the conversion of accrued salaries from January 1, 2000 through March 31, 2001 to the Company's Vice President and Secretary. The options are exercisable immediately and expire April 2, 2006.

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

         Information regarding the Company's Stock Option Plan and Warrants, for fiscal years ended 2001, 2000 and 1999, is as follows:


                                           2001                          2000                             1999
                                    ----------------------        -----------------------          -----------------------
                                                  Weighted                       Weighted                         Weighted
                                                  Average                         Average                          Average
                                                 Exercised                       Exercised                        Exercised
                                    Shares         Price          Shares           Price           Shares           Price
                                    ------         -----          ------           -----           ------           -----
Options and warrants
 outstanding
 beginning of
 year                               14,402,170       $ 0.15        6,418,205           $ 0.28      2,013,178            $ 0.54
Options and warrants
 exercised                                   -            -                -                -              -                 -
Options and
 warrants granted                    5,669,000         0.07        8,957,143             0.07      4,555,027              0.22
Options and warrants
 expired                               (15,000)        1.13         (973,198)            0.48       (150,000)             0.63
Options and
 warrants out-
 standing, end
 of year                           20,056,170        $ 0.11      14,402,170            $ 0.15     6,418,205             $ 0.28
                                   ===========                   ===========                      ==========


Option and warrants
 price range at
 end of year                    $.07 to $.75                   $.07 to $1.13                     $.19 to $1.13
Option and warrants price
 range for exercised
 shares                               -                              -                                 -
Options and warrants
 available for grant                1,000,000                      1,000,000                       1,000,000

Weighted average fair value
 of options granted during
 the year                            $ .05                          $ .05                            $ .05


The following table summarizes information about fixed-price stock options and warrants outstanding at June 30, 2001:


                                   Weighted
                                    Number              Average            Weighted            Number            Weighted
                                 Outstanding           Remaining            Average         Exercisable           Average
     Range of Exercise           at June 30,          Contractual          Exercise         at June 30,          Exercise
          Prices                     2001                 Life               Price              2001               Price
----------------------------  -------------------  -------------------  ---------------- -------------------  ----------------
           $0.07                  14,626,143            4.0 years          $   -            14,626,143            $  0.07
      $0.19 to $0.38               4,515,027            2.8 years          $   -             4,515,027            $  0.22
      $0.55 to $0.75                 915,000            1.4 years          $   -               915,000            $  0.59
                                  ----------                                                ---------

                                  20,056,170                                                20,056,170
                                  ==========                                                ==========


         13.      RELATED PARTY TRANSACTIONS

         a) On December 1, 1998 the Company issued 200,000 and 150,000 shares of the Company's common stock to Mr. Sagi and the Company's Vice President/Secretary, respectively, in consideration for deferring their current year salaries. In connection with the transaction the Company recorded a compensation expense in the amount of $65,625 for the year ending June 30, 1999.

         b) On March 31, 1998, SMC Corp. dissolved and distributed the note due from the Company to its five shareholders, including Mr. Sagi and Carlo Civelli. See Note 8 of Notes to Consolidated Financial Statements for further information. The principal amount of the note at June 30, 2000 and 1999 was $177,601 for Mr. Sagi and Mr. Civelli. Interest expense for the year ended June 30, 2001, 2000 and 1999 was $17,538, $17,760 and
        $17,760 each, for Mr. Sagi and Mr. Civelli. As of June 30, 2001 and 2000 accrued interest in the amount of $63,714 and $46,176 was due Mr. Sagi and Mr. Civelli.

         c) On November 16, 1998, the Company sold a total of 300,000 shares of the Company's common stock to a Director of the Company and an officer of the Company. The Company received $100,000 net proceeds from the sale.

         d) On July 1, 1999 and August 1, 2000, the Company issued 79,250 and 67,900 and 5,703 and 8,750 shares of the Company's common stock to Mr. Sagi and the Company's Vice-President and Secretary, respectively, in consideration for loan financing for operations. In connection with the transaction the Company recorded accrued interest expense in the amount of $39,092 and $36,177 for the years ending June 30, 2001 and 2000, respectively.

         e) On July 1, 1999, December 30, 1999, March 8, 2000, July 6, 2000 and
        December 29, 2000 the Company issued a total of 25,000 shares of the Company's common stock to a Company director in consideration for loan financing for operations. In connection with the transaction the Company recorded accrued interest expense in the amount of $2,775 and $2,419 for the year ending June 30, 2001 and 2000, respectively.

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

         h) On April 3, 2001, the Company issued 750,000 and 350,000 shares of the Company's common stock to Mr. Sagi and the Company's
        Vice-President/Secretary, respectively for bonuses. In connection with the transaction the Company recorded compensation expense in the amount of $88,000 for the year ended June 30, 2001.

13.      RELATED PARTY TRANSACTIONS

         h) The Company and Zigmed Corporation ("Zigmed") have entered into various agreements. Zigmed is owned and controlled by two sons of Mr. Sagi, who, prior to 1990, owned Zigmed. The Company has contracted with Zigmed to manufacture its sensor production equipment needed for its production centers. The Company sublets warehouse space to Zigmed for $1,970 per month and received $23,148 and $23,640 as rental income from Zigmed for the years ended June 30, 2001 and 2000. The Company has also contracted with Zigmed for the production of the BreastCare(TM)/BreastAlert(TM) sensors. Zigmed provided material, labor and product testing services of $34,748 and $74,430 for the years ended June 30, 2001 and 2000. The Company owes Zigmed approximately $92,000 and $63,000 as of June 30, 2001 and 2000 for labor. See Note 13 of Notes to Consolidated Financial Statements for further information.

14.      COMMITMENTS AND CONTINGENCIES

         Leases

         The Company leases office and warehousing facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance). In June, 1997 the Company signed a three (3) year lease for office and warehouse space in Denville, New Jersey and amended its lease on April 15, 1999 to include an additional 6,000 square feet adjacent to its corporate headquarters. The lease was further amended on June 14, 2001 for 7,000 square feet of office and warehouse space and extended through June 14, 2003. The Company also rents office space in Brazil, on a month to month basis, costing approximately $350 a month.

          Future minimum lease payments for operating leases are as follows:

                   Years Ending June 30,
                   ---------------------
                   2002                                67,620
                   2003                                71,001
                   2004                                 -
                   2005                                 -
                   Thereafter                           -
                                                     --------
                                                    $ 138,621

         Rent expense for the years ended June 30, 2001, 2000 and 1999 was approximately $126,000, $104,000 and $86,000, respectively.

         Employment Agreements

         The Company has entered into employment contracts with the two officers/directors of the Company. The agreements all provide the following: base salaries increasing upon certain conditions, incentive bonus plans and severance benefits.

         Production Agreements

         The Company intends to construct strategic regional production centers throughout the world to manufacture, assemble and market the BreastCare(TM)/BreastAlert(TM). The Company has entered into an amended agreement with Zigmed pursuant to which Zigmed will manufacture the sensor production equipment needed for the manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's common stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in September, 1996 issued Zigmed 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract. As of June 30, 2001, the Company owes Zigmed $718,276. See Note 5 of Notes to Consolidated Financial Statements.

         The Company's Brazilian subsidiary has signed an agreement to construct a 2,550 square meter manufacturing facility in Recife, Pernambuco - Brazil at the new port of Suape. The Company has broken ground and anticipates construction to be completed by the first half of calendar 2002. The Company's Brazilian subsidiary purchased the land for $43,500 and anticipates the building cost to approximate $1,000,000.

         Financial Agreements

         On May 11, 2000 the Company's Brazilian subsidiary received final approval to participate in the Sudene Program, a federal program organized to develop the Northeast area of Brazil. Scantek do Brasil Ltda was approved to receive funding of approximately $4 million in the Sudene federal program. An extension of time has been granted by Sudene for the Company to fulfill certain milestones which must be completed before December 31, 2001.

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

                                              Positions and Officers
                                              within the Company/
          Name                   Age          Business Experience
          ----                   ---          -------------------

Zsigmond L. Sagi, Ph.D.          68           President, Chairman of
                                              the Board, and Chief
                                              Executive Officer

Patricia B. Furness              54           Vice President, Corporate
                                              Secretary and Director

Maurice Siegel, Ph.D.            71           Vice President of
                                              Research and
                                              Development and Director

Louis Gottlieb                   73           Vice President of
                                              Corporate Development

Paul Nelson                      71           Director

         ZSIGMOND L. SAGI, PH.D., has served as President, Chairman of the Board, Chief Executive Officer and Chief Scientist of the Company since October 1991. Mr. Sagi has over 30 years experience in the health-care field and has invented or developed several commercial medical devices and technological products. From 1968 until 1977 he served as Executive Vice President and Chief Operating Officer of Bio-Medical Sciences, Inc., a publicly held company of which he was one of the founders. Thereafter, he organized and managed several companies, including Zigmed Corp., a healthcare engineering firm. In 1974, he founded BCSI Laboratories, Inc., the company which developed the BreastCare(TM)/BreastAlert(TM). From 1986 until 1991, Mr. Sagi served as Chairman of the Board and President of SMC Corp., a company he founded in 1986. Mr. Sagi has been issued numerous United States and foreign patents in the fields of healthcare, chemical applications, electronics and mechanics, including the disposable oral thermometer, the Zigzag sewing machine, an ambulatory automated feeding device, and a sterilization indicator. He received his master's in mechanical engineering in 1954 and his doctorate in Physics in 1956 from the Technical University of Hungary.

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

         MAURICE SIEGEL, PH.D., has served as the Company's Vice President of Research and Development since 1991 and as a Director of the Company since August 1997. Since 1989, Mr. Siegel served in the same capacity with Scantek Medical Corp., the Company's predecessor. From 1980 to 1984, Mr. Siegel was responsible for the continuing research and development of the BreastCare(TM)/BreastAlert(TM). He supervised the analytical and manufacturing operation and was involved in the process of receiving FDA medical device approval for the BreastCare(TM)/BreastAlert(TM)for sale to the professional market. Mr. Siegel was employed by Faberge, Inc. from 1957 through 1987, as Director of Research and Development from 1957 to 1996, as Vice President of Research and Development from 1966 to 1977, and last holding the position of Executive Vice President of Research and Development from 1977 to 1987. Since 1987, Mr. Siegel has been self employed and has served, and continues to serve, as a consultant to numerous companies, including Tri-Scent, Imported Beauty Lines, Telebrands and Sun Laboratories. Mr. Siegel received a Ph.D. in Physical and Organic Chemistry from New York University in 1957.

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

Compliance with 16(a) of the Securities and Exchange Act of 1934

         To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten (10%) percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2001.

ITEM 10.   EXECUTIVE COMPENSATION

         The following sets forth, for the fiscal years ended June 30, 2001, 2000 and 1999, the annual and long-term compensation paid or accrued of the Company's named officers.

                           SUMMARY COMPENSATION TABLE
                           --------------------------



                                                                    Long-Term
                                                               Compensation Awards
                                                               -------------------
                                    Annual Compensation             Securities
Name and                        ---------------------------         Underlying
Principal Position     Year     Salary     Bonus      Other      Options/SARs (#)    Compensation
------------------     ----     ------     -----      -----      ----------------    ------------

Zsigmond L. Sagi       2001    $190,000   $60,000      $--          3,392,857            $--
President, Chairman    2000     190,000                $--          6,028,571            $--
of the Board, Chief    1999     190,000    37,500      $--          2,847,900            $--
Executive Officer

Patricia Furness       2001     90,000     28,000      $--          1,606,143            $--
Vice President         2000     90,000       --        $--          1,768,572            $--
Secretary and          1999     90,000     28,125      $--          1,427,127            $--



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

         In April 2001, the Company issued 750,000 and 350,000 shares of the Company's common stock to Mr. Sagi and Ms. Furness as bonuses and for deferring their salaries for the part three years.

         The following table contains information regarding the grant of stock options during the year ended June 30, 2001 to the named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                             Potential Realizable
                                            Percent                                            Value at Assumed
                          Number of        of Total                                         Annual Rates of Stock
                         Securities      Options/SARs                                         Price Appreciation
                         Underlying       Granted to       Exercise or                        For Option Term (3)
                        Options/SARs       Employees        Base Price     Expiration      ----------------------
Name                     Granted (#)        in 2001           ($/sh.)         Date         5% ($)         10% ($)
----                     -----------        -------           -------         ----         ------         -------

Zsigmond
L. Sagi (1)               3,392,857          66.5 %            $.07         04/02/2006     303,117        382,500

Patricia
Furness (2)               1,606,143          31.5 %            $.07         04/02/2006     143,500        181,000

(1) On April 3, 2001 the Company issued 3,392,857 options to purchase the Company's common stock to Mr. Sagi for accrued salaries.

(2) On April 3, 2001 the Company issued 1,606,143 options to purchase the Company's common stock to Ms. Furness for accrued salaries.

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

OPTION EXERCISES AND HOLDINGS
-----------------------------

         The following table sets forth information regarding stock options exercised by the Named Officers during the year ended June 30, 2001, including the aggregate value of gains on the date of exercise. In addition, the following table provides data regarding the number of shares covered by both exercisable and non-exercisable stock options at June 30, 2001. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of existing options and either $.75 the closing sale price of the Company's common stock on June 30, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES





                                 Realized
                                   Value
                                 (Market)                 Number of                             Value of
                                   Price                  Securities                           Unexercised
                  Common            on               Underlying Unexercised                    In-The-Money
                  Shares         Exercise             Options/SARs at Year                 Options/SARs at Year
                 Acquired        Date Less                     End #                               End #
                   on             Exericse         -----------------------------       ------------------------------
  Name          Exercise #       Price) ($)        Excersiable     Unexercisable       Excersiable      Unexercisable
  ----          ----------       ----------        -----------     -------------       -----------      -------------


Zsigmond
L. Sagi             --               --             12,569,328          --              1,539,467            --

Patricia
Furness             --               --              4,991,842          --                556,009            --



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


--------------------------------------------------------------------------------------------------------------------
TITLE OF CLASS                 NAME & ADDRESS OF            AMOUNT & NATURE OF          PERCENT OF CLASS
                               BENEFICIAL                   BENEFICIAL
                               OWNER                        OWNER
--------------------------------------------------------------------------------------------------------------------

Common Stock                   Zsigmond L. Sagi             18,611,045                    49.6 %
                               19 Lockley Court
                               Mountain Lakes, NJ           (2), (3), (4), (5)
                               07046
--------------------------------------------------------------------------------------------------------------------
Common Stock                   361 Acquisition Corp.        2,121,250                     8.5 %
                               885 W. Georgia St.
                               Suite 1200
                               Vancouver, BC
                               Canada V6L 3E8
--------------------------------------------------------------------------------------------------------------------
Common Stock                   Patricia B. Furness          6,343,296                     21.2 %
                               25 Beechway Road
                               Mountain Lakes, NJ           (6), (7), (8),  (9)
                               07046
--------------------------------------------------------------------------------------------------------------------
Common Stock                   Louis Gottlieb               566,250                       2.3 %
                               20 N. Central Avenue
                               Valley Stream, NY            (10), (11)
                               11580
--------------------------------------------------------------------------------------------------------------------
Common Stock                   Paul Nelson                  244,500                       .01 %
                               69 Lookout Road
                               Mountain Lakes, NJ           (12) (13)
                               07046
--------------------------------------------------------------------------------------------------------------------
Common Stock                   Maurice L. Siegel            195,767                       .01 %
                               560 W. 43rd Street
                               New York, NY                 (14)
                               10036
--------------------------------------------------------------------------------------------------------------------
Common Stock                   All Directors &              25,960,858                  60.7%
                               Officers as a Group
                               (consisting of 5
                               persons)
--------------------------------------------------------------------------------------------------------------------

(1) There were 24,970,690 shares of Common Stock outstanding as of October 1, 2001.

(2) Includes 750,000 shares of the Company's Common Stock issued to Mr. Sagi on April 3, 2001 for deferring annual salary.

(3) Includes 2,847,900 shares issuable to Mr. Sagi upon the exercise of options granted on May 14, 1999 for the conversion of accrued salary; 5,428,571 shares issuable to Mr. Sagi upon the exercise of options granted on December 30, 1999 for the conversion of accrued salary; 900,000 shares issuable to




 Mr. Sagi upon the exercise of options granted in January 1998 and December 1999 for deferring accrued salary; 3,392,857 shares issuable to Mr. Sagi upon the exercise of an option granted on April 3, 2001.

(4) Does not include 45,000 shares of the Company's Common Stock owned by Mr. Sagi's former wife, and 98,500 shares of the Company's Common Stock owned by Mr. Sagi's children and their spouses, as to which Mr. Sagi disclaims beneficial ownership.

(5) Includes 67,900 shares issued on August 1, 2000 in connection with financing for the Company.

(6) Includes 10,000 shares owned by Ms. Furness' children, as to which Ms. Furness disclaims beneficial ownership.

(7) Includes 350,000 shares of the Company's Common Stock issued to Ms. Furness on April 3, 2001 for deferring annual salaries.

(8) Includes 1,427,127 shares issuable to Ms. Furness upon the exercise of options granted on May 14, 1999 for the conversion of accrued salary; 1,428,572 shares issuable to Ms. Furness upon the exercise of options granted on December 30, 1999 for the conversion of accrued salary; 490,000 shares issuable to Ms. Furness upon the exercise of stock options granted in January 1998 and December 1999 for deferring annual salaries; and 1,606,143 shares issuable upon the exercise of options granted on April 3, 2001.

(9) Includes 8,750 shares issued to Ms. Furness on August 1, 2000 in connection with financing for the Company.

(10) Includes 86,250 shares of the Company's Common Stock issued to Louis and Ruth Gottlieb on April 3, 2001, in connection with financing for the Company.

(11) Includes 40,000 shares issuable to Mr. Gottlieb upon the exercise of options granted April 3, 2001.

(12) Includes 80,000 shares issuable to Mr. Nelson upon the exercise of options granted on December 30, 1999 and April 3, 2001.

(13) Includes 15,000 shares issued to Mr. Nelson on December 29, 2000 in connection with financing for the Company.

(14) Includes 120,000 shares of the Company's Common Stock, issuable upon the exercise of options granted on August 5, 1998, December 30, 1999 and April 3, 2001 to Mr. Siegel.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) The Company and SMC Corp. entered into various agreements with an investment banking firm ("361 Acquisition Corp.") to, among other things, provide financing for the Company in exchange for shares of common stock. In exchange for terminating all prior agreements between 361 and the Company and SMC Corp., the Company issued 621,250 shares of its common stock to 361 representing services valued at approximately $78,000, which was approved by the Board of Directors on March 7, 1995. On March 31, 1998, SMC Corp. dissolved and distributed the note receivable of $888,006 from the Company to its five shareholders in equal amounts of $177,601, including Mr. Sagi (the Company's President and Chief Executive Officer), Carlo Civelli (former Vice President of Finance International of the Company), Kilham Management, Malir Enterprises Corp., and Zurow Investment S.A. The note terms were renegotiated with the lenders with interest at prime plus two (2%) percent. As of June 30, 2001, accrued interest in the amount of $63,714 was due Mr. Sagi, of which $17,538 was expensed during the year ended June 30, 2001. The notes have been extended to December 31, 2002.

(b) The Company intends to construct regional production centers throughout the world to manufacture, assemble and market the BreastCare(TM)/BreastAlert(TM). Accordingly, the Company entered into an agreement dated August 25, 1996, as amended, with Zigmed, Inc. ("Zigmed"), a company owned by the two sons of Mr. Zsigmond Sagi; Zigmed, Inc. was owned by Mr. Sagi prior to 1990. Pursuant to such agreement, Zigmed agreed to manufacture the sensor production equipment for such manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's Common Stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in March 1997 issued Zigmed 100,000 shares of the Company's Common Stock (valued at $1.00 per share) against the contract. As of June 30, 2001, the Company owes Zigmed $718,276.

(c) The Company and Zigmed have entered into various agreements. The Company contracted with Zigmed for the production of the BreastCare(TM)/BreatAlert(TM) sensors. Zigmed provided material, labor and product testing services of $34,747 for the year ended June 30, 2001. The Company owes Zigmed approximately $92,000 as of June 30, 2001 for labor. See Note 14 of Notes to Consolidated Financial Statements for further information.

(d) The Company has borrowed funds from Mr. Zsigmond Sagi, the Company's President and Chief Executive Officer. The promissory note to Mr. Sagi bears interest at prime plus two (2%) percent, 9% at June 30, 2001, and is payable on December 31, 2002. The principal amount of the note is $1,103,603 at June 30, 2001. Interest expense for the year ended June 30, 2001 was 108,800.

(e) On August 1, 2000, the Company issued 67,900 shares of Common Stock of the Company to Zsigmond L. Sagi the Company's President and Chief Executive officer pursuant to financing. In connection with the transaction the Company recorded interest expense of $34,629 for the year ended June 30, 2001.

(f) On August 1, 2000, the Company issued Ms. Patricia Furness the Company's Vice-President and Secretary 8,750 shares of Common Stock of the Company pursuant to financing. In connection with the transaction the Company recorded interest expense of $4,463 for the year ending June 30, 2001.

(g) On December 29, 2000 and April 3, 2001, the Company issued to a director and an officer 15,000 and 86,250 shares, respectively of the Company's common stock for loan extensions. In connection with the transaction the Company recorded interest expense in the amount of $8,400 for the year ended June 30, 2001.

(h) On April 3, 2001, the Company issued 750,000 and 350,000 shares of the Company's common stock to the Company President and Chief Executive officer and the Company's Vice President and Secretary, respectively for bonuses. In connection with the transaction the Company recorded compensation expense in the amount of $88,000 for the year ended June 30, 2001.

(i) On April 3, 2001, the Company issued 250,000 shares of the Company's common stock to Zsigmond G. Sagi, son of the Company's President and Chief Executive Officer, for consulting services. In connection with the transaction the Company recorded consulting services in the amount of $20,000 for the year ended June 30, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-KSB:

                                                                         Page
                                                                         ----

         1.  Financial Documents:

         Independent Auditors' Report                                    F-1

         Consolidated Balance Sheets, June 30,
         2001 and 2000                                                   F-3

         Consolidated Statements of Operations, Years
         Ended June 30, 2001, 2000 and 1999                              F-4

         Consolidated Statements of Stockholders' Equity,
         Years Ended June 30, 2001, 2000 and 1999                        F-5

         Consolidated Statements of Cash Flows, Years
         Ended June 30, 2001, 2000 and 1999                           F-6 - F-7

         Notes to Consolidated Financial Statements                   F-8 - F-28

         2.  Financial Statement Schedules:

         All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

         (b) Reports on Form 8-K:

                  There were no reports on Form 8-K during the quarter ended June 30, 2001.

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

10.29             A Business Implantation Agreement with Scantek Medical S.A.
                  and the Government of Pernambuco dated November 19, 1999 - - Incorporated by reference to Exhibit 10.29 of the Company's Form 10-KSB for the year ended June 30, 2000.

10.30 Consulting Agreement with Scantek Medical Inc. and Multiconsulteria S/C LTDA dated November 1999 - - Incorporated by reference to Exhibit 10.30 of the Company's Form 10-KSB for the year ended June 30, 2000.


10.31 Letter of Approval for funding with Scantek Medical Inc./Scantek Medical do Brasil Ltda and North East Brazil Federal Program of Sudene Finor Article 9 dated May 11, 2000 -
                  - Incorporated by reference to Exhibit 10.31 of the Company's Form 10-KSB for the year ended June 30, 2000.


10.32 Letter of Intent Agreement with Scantek Medical Inc. and Scantek Medical do Brasil Ltda and Instituto Materno Infantil de Pernambuco dated May 31, 2000 - - Incorporated by reference to Exhibit 10.32 of the Company's Form 10-KSB for the year ended June 30, 2000.


10.33 Suape Land Purchase Agreement with Scantek Medical do Brasil Ltda and the State of Pernambuco dated May 25, 2000 - - Incorporated by reference to Exhibit 10.33 of the Company's Form 10-KSB for the year ended June 30, 2000.


10.34 Letter of Commitment for BreastCare(TM)usage and purchase order with Scantek Medical do Brasil Ltda and Unimed Recife-Cooperativa de Trabalho Medico dated June 1, 2000 - - Incorporated by reference to Exhibit 10.34 of the Company's Form 10-KSB for the year ended June 30, 2000.


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

                             SCANTEK MEDICAL INC.

                             By: /s/ ZSIGMOND L. SAGI
                              -----------------------------
                                Zsigmond L. Sagi, President

                             Date: October 15, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ ZSIGMOND L. SAGI
--------------------------------------
Zsigmond L. Sagi
President, Chairman of the Board,
Chief Executive Officer
and Director

/s/ PATRICIA B. FURNESS
--------------------------------------
Patricia B. Furness
Vice President, Corporate Secretary
and Director

/s/ PAUL NELSON
--------------------------------------
Paul Nelson
Director


/s/ MAURICE SIEGEL
--------------------------------------
Maurice Siegel
Vice-President and Director