Form 10QSB
period 2001-09-30
SCANTEK MEDICAL INC
filed 2001-11-16
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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

YES    X         NO
     -----           ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At October 31, 2001, there were 26,245,690 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX
                                      -----


Part I.             Financial Information                                 Page
                                                                          ----

   Item 1.        Financial Statements                                      1

                  Consolidated Balance Sheets as of
                     September 30, 2001 (unaudited) and
                     June 30, 2001                                          2

                  Consolidated Statements of Operations
                     and Comprehensive (Loss) for the
                     Three Months Ended September 30,
                     2001 and 2000 (unaudited)                            3 - 4

                  Consolidated Statements of Cash Flows
                     For the Three Months Ended September
                     30, 2001 and 2000 (unaudited)                        5 - 6

                   Notes to Condensed Financial Statements                7 - 9
                     (unaudited)

    Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of
                        Operations                                       10 - 16

Part II.          Other Information

    Item 1.       Legal Proceedings                                        17

    Item 6.       Exhibits and Report on Form 8-K                          17

Signatures                                                                 18

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  --------------------

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

                  The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,        June 30,
                                                                           2001              2001
                                                                           ----              ----

                                                                       (Unaudited)
                             ASSETS
Current Assets:
    Cash                                                              $      1,428    $      6,026
    Marketable securities                                                    3,456           2,765
    Inventories                                                            547,824         547,824
                                                                      ------------    ------------
        Total Current Assets                                               552,708         556,615
                                                                      ------------    ------------
Property and equipment - net                                             1,174,817       1,248,558
Other assets - net                                                          33,352          33,567
                                                                      ------------    ------------
    TOTAL ASSETS                                                      $  1,760,877    $  1,838,740
                                                                      ============    ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt                                                   $  1,316,849    $  1,298,628
    Current portion of long-term debt                                    1,000,000         850,000
    Accounts payable                                                     1,290,412       1,269,839
    Accrued interest                                                     1,023,253         927,490
    Accrued salaries                                                     1,682,472       1,612,472
    Accrued expenses                                                       546,102         554,435
                                                                      ------------    ------------
        Total Current Liabilities                                        6,859,088       6,512,864
                                                                      ------------    ------------
Long-term debt                                                           2,001,667       2,141,609
                                                                      ------------    ------------
        Total Liabilities                                                8,860,755       8,654,473
                                                                      ------------    ------------
Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued                                                        --              --
    Common stock, par value $.001 per share - authorized
     45,000,000 shares; outstanding 26,245,690 and
     24,970,670 shares                                                      26,246          24,971
    Additional paid-in-capital                                           4,450,507       4,286,082
    Cumulative other comprehensive loss                                   (298,544)       (299,235)
    Deficit                                                            (11,278,087)    (10,827,551)
                                                                      ------------    ------------
        Total Stockholders' Deficiency                                  (7,099,878)     (6,815,733)
                                                                      ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                                       $  1,760,877    $  1,838,740
                                                                      ============    ============

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                    Three Months Ended September 30,
                                                                     2001                     2000
                                                                     ----                     ----
Revenues:
    Net sales                                                    $         --                   $        --
    License fees                                                           --                            --
                                                                 ------------                   -----------
                                                                           --                            --
                                                                 ------------                   -----------
Costs and expenses:
    Cost of sales                                                      66,096                       149,860
    General and administrative
     expenses                                                         211,339                       242,951
    Research and development                                           70,000                        70,000
                                                                 ------------                   -----------
                                                                      347,435                       462,811
                                                                 ------------                   -----------
Loss from operations                                                 (347,435)                     (462,811)
                                                                 ------------                   -----------
Other income (expense):
    Interest and dividends                                                  4                            14
    Interest expense                                                 (103,105)                     (152,894)
                                                                 ------------                   -----------
                                                                     (103,101)                     (152,880)
                                                                 ------------                   -----------
Net loss                                                         $   (450,536)                  $  (615,691)
                                                                 ============                   ===========
Loss per common share - basic and diluted                        $      (0.02)                        (0.03)
                                                                 ============                   ===========
Weighted average number of
 common shares outstanding - basic and diluted                     25,954,024                    18,862,867
                                                                 ============                   ===========

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (UNAUDITED) (CONTINUED)

                                            Three Months Ended September 30,
                                            --------------------------------
                                             2001                   2000
                                             ----                   ----

Net loss                               $   (450,536)           $   (615,691)

Other comprehensive income (expense)
   net of income taxes:

      Unrealized gain (loss) on
        marketable securities                   691                  (6,483)
                                       ------------            ------------
Comprehensive loss                     $   (449,845)           $   (622,174)
                                       =============           =============



                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                     2001            2000
                                                     ----            ----
Cash flows from operating activities:
    Net loss                                      $(450,536)      $(615,691)
Adjustments to reconcile net
 loss to net cash used in operating activities:
    Depreciation and amortization                    73,956          91,768
    Non-employee stock based compensation           103,700              --
    Non-cash officers compensation                       --          40,367
    Changes in operating assets
     and liabilities                                178,003         361,644
                                                  ---------       ---------
       Net Cash (Used in)
        Operating Activities                        (94,877)       (121,912)
                                                  ---------       ---------
Cash flows from financing activities:
    Proceeds from borrowings                         12,000              --
    Proceeds from officer loans                      18,524         121,500
    Repayment of officer loans                       (1,000)             --
    Repayment of notes                               (1,245)         (1,077)
    Proceeds from sale of common stock               62,000              --
                                                  ---------       ---------
       Net Cash Provided by
        Financing Activities                         90,279         120,423
                                                  ---------       ---------
Net (decrease) in Cash                               (4,598)         (1,489)

Cash - beginning of period                            6,026           2,898
                                                  ---------       ---------
Cash - end of period                              $   1,428       $   1,409
                                                  =========       =========

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended September 30,
                                                           --------------------------------
                                                               2001               2000
                                                               ----               ----
Changes in operating assets and liabilities consist of:
    Decrease in inventory                                 $      --            $  59,643
    Decrease in prepaid expenses                                 --                8,266
    Increase in accounts payable
     and accrued expenses                                   178,003              293,735
                                                          ---------            ---------
                                                          $ 178,003            $ 361,644
                                                          =========            =========
Supplementary information:
    Cash paid during the year for:
       Interest                                           $     225            $     533
                                                          =========            =========
       Income Taxes                                       $     200            $     200
                                                          =========            =========
Non-cash investing activities:
     Unrealized gain (loss) on
      marketable securities                               $     691            $  (6,483)
                                                          =========            =========
Non-cash financing activities:
    Issuance of stock option to
      non-employees                                       $   3,700            $      --
                                                          =========            =========
    Common stock issued to officers for
      loan financing                                      $      --            $  40,367
                                                          =========            =========
    Common stock issued for bonuses
      and consulting services                             $ 100,000            $      --
                                                          =========            =========

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
              NOTES CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION
           The consolidated balance sheet as of September 30, 2001, and the consolidated statements of operations and comprehensive (loss) and cash flows for the three months ended September 30, 2001 and 2000 have been prepared by Scantek Medical, Inc. (the "Company") and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive (loss) and cash flows for all periods presented have been made. The information for June 30, 2001 was derived from audited financial statements.

       BASIS OF PRESENTATION
           The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

           The Company has experienced losses during and subsequent to its development stage. Losses and negative cash flows from operations have continued in the current fiscal year. As of September 30, 2001, the Company has a working capital deficiency of approximately $7 million.

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

       LOSS  PER COMMON SHARE
           Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. During the three months ended September 30, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

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

                                                     Three Months Ended
                                                        September 30,
                                              -------------------------------
                                                  2001                  2000
                                                  ----                  ----
   Total Revenues:
      United States                           $        -               $      -
      South America                                    -
      Europe
                                                       -                      -
      Less intergeopraphic
        revenue                                        -                      -
                                              ----------             ----------
                                              $        -               $      -
                                              ==========             ==========
   Loss from operations:
      United States                           $ (312,435)            $ (350,124)
      South America                              (35,000)              (112,687)
                                              ----------             ----------
                                              $ (347,435)            $ (462,811)
                                              ==========             ==========

3.     STOCK-BASED COMPENSATION

           For the three months ended September 30, 2001 the Company issued 500,000 shares of the Company's common stock to non-employees as stock based compensation in the amount of $100,000.

4.     NEW ACCOUNTING PRONOUNCEMENTS

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

           On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions recorded separately for goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations other than the cessation of goodwill amortization.

           In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

           In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               -----------------------------------

           The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those that are detailed from time to time in the Company's SEC filings.

         Results of Operations
         ---------------------

           The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                        % Increase (Decrease) from Prior Period
                                        ---------------------------------------
                                                     Three Months Ended
                                     September 30, 2001 compared with the three
                                            months ended September 30, 2000
                                            -------------------------------

        Sales                                                -
        License fee revenue                                  -
        Cost of sales                                    (55.9)
        General and administrative
          expense                                        (13.0)
        Research and development                             -
        Interest expense                                 (32.6)
        Net (loss)                                       (26.8)

         THREE MONTHS ENDED SEPTEMBER 30, 2001 VS.
         -----------------------------------------
            THREE MONTHS ENDED SEPTEMBER 30, 2000
            -------------------------------------

     Revenues
     --------

           There were no sales or license fee revenues during the three months ending September 30, 2001 and the three months ended September 30, 2000 as the Company is re-focusing its South American marketing strategy in Brazil. The Company expects to ship the BreastCare(TM)/BreastAlert(TM) device from the United States during the fourth quarter of calendar 2001 to Brazil until the manufacturing facility in Brazil is complete and operational. Shipments to other parts of South America and possibly Europe will commence during the latter part of 2002. Manufacturing in Brazil is planned to commence during the first half of calendar 2002 after the Company completes construction of its new manufacturing facility in Brazil. Manufacturing for Europe will continue in the United States facility until the Company establishes a manufacturing facility in Europe.

     Cost of Sales
     -------------

           Cost of sales decreased to $66,096 during the three months ended September 30, 2001 from $149,860 during the three months ended September 30, 2000 primarily due to an inventory write off of $59,643 for expired product at the South American location during the three months ended September 30, 2000.

     General and Administrative Expenses
     -----------------------------------

           General and administrative expenses decreased to $211,339 during the three months ending September 30, 2001 from $242,951 during the three months ended September 30, 2000. This decrease is primarily due to decrease in travel expenses, professional fees and rent expense offset by higher consulting fees in South America due to the issuance of stock for $100,000 in services and bonuses.

     Interest Expense
     ----------------

          Interest expense was $103,105 for the three months ended September 30, 2001 compared to $152,894 for the three months ended September 30, 2000. The 3.6% decrease was attributable to lower interest rates.

     Research and Development Expense
     --------------------------------

           Research and development expense of $70,000 stayed the same for the three months ended September 30, 2001 and 2000. Salaries incurred by the Company in the experimental area of development of its product remained constant.

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

           The Company commenced its distribution operations in South America during the second half of calendar 2000. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of September 30, 2001, the Company borrowed approximately $2.3million from unaffiliated third parties. These loans are payable by the Company on various dates through August 31, 2002. In addition, as of October 1, 2001, the Company's President advanced the Company approximately $1.1 million. These loans have supported the Company through the prior fiscal years and the current fiscal year, and the Company expects the cash flow from sales commencing in the fourth quarter of calendar 2001 to cover the operations of the Company in calendar 2001 and 2002, providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) commences.

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

       NEW ACCOUNTING PRONOUNCEMENTS
       -----------------------------

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

           On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions recorded separately for goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations other than the cessation of goodwill amortization.

           In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

           In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

PART II.  Other Information

     Item 1.   Legal Proceedings
               -----------------

           The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------
           (a) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2001.

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



Dated:  November 16, 2001