Form 10QSB
period 2001-12-31
SCANTEK MEDICAL INC
filed 2002-02-20
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from .......... to .............

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

         At January 31, 2002, there were 26,808,190 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX
                                      -----


Part I.        Financial Information                                     Page
                                                                         ----

   Item 1.     Financial Statements                                       1

               Consolidated Balance Sheets as of
                December 31, 2001 (unaudited) and
                June 30, 2001                                             2

               Consolidated Statements of Operations
                and Comprehensive (Loss) for the
                Six and three Months Ended December 31,
                2001 and 2000 (unaudited)                               3 - 4

               Consolidated Statements of Cash Flows
                For the Six Months Ended December 31,
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

                  The results of operations for the six months ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                     December 31                 June 30,
                                                                        2001                       2001
                                                                     ------------              ------------
                                                                      (Unaudited)

                             ASSETS
Current Assets:
    Cash                                                             $      2,202              $      6,026
    Marketable securities                                                   2,765                     2,765
    Inventories                                                           547,824                   547,824
                                                                     ------------              ------------
        Total Current Assets                                              552,791                   556,615
                                                                     ------------              ------------

Property and equipment - net                                            1,101,076                 1,248,558
Other assets - net                                                         33,352                    33,567
                                                                     ------------              ------------

    TOTAL ASSETS                                                     $  1,687,219              $  1,838,740
                                                                     ============              ============


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt                                                  $  1,446,918              $  1,298,628
    Current portion of long-term debt                                     850,000                   850,000
    Accounts payable                                                    1,322,306                 1,269,839
    Accrued interest                                                    1,123,342                   927,490
    Accrued salaries                                                    1,752,472                 1,612,472
    Accrued expenses                                                      569,967                   554,435
                                                                     ------------              ------------
        Total Current Liabilities                                       7,065,005                 6,512,864
                                                                     ------------              ------------


Long-term debt                                                          2,109,563                 2,141,609
                                                                     ------------              ------------
        Total Liabilities                                               9,174,568                 8,654,473
                                                                     ------------              ------------

Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued                                                       --                        --
    Common stock, par value $.001
     per share - authorized 45,000,000 shares;
     outstanding 26,808,190 and 24,970,670 shares                          26,808                    24,971
    Additional paid-in-capital                                          4,477,270                 4,286,082
    Cumulative other comprehensive loss                                  (299,235)                 (299,235)
    Deficit                                                           (11,692,192)              (10,827,551)
                                                                     ------------              ------------

        Total Stockholders' Deficiency                                 (7,487,349)               (6,815,733)
                                                                     ------------              ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                                      $  1,687,219              $  1,838,740
                                                                     ============              ============



                 See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                            Six Months Ended December 31,            Three Months Ended December 31,
                                          ---------------------------------         ---------------------------------
                                              2001                 2000                 2001                 2000
                                              ----                 ----                 ----                 ----

Revenues:
    Net sales                             $         --         $     21,137         $         --         $     21,137
    License fees                                    --                   --                   --                   --
                                          ------------         ------------         ------------         ------------
                                                    --               21,137                   --               21,137
                                          ------------         ------------         ------------         ------------

Costs and expenses:
    Cost of sales                              134,982              291,861               68,886              142,001
    General and administrative
     expenses                                  377,954              452,020              166,615              209,069
    Research and development                   140,000              140,000               70,000               70,000
                                          ------------         ------------         ------------         ------------
                                               652,936              883,881              305,501              421,070
                                          ------------         ------------         ------------         ------------

Loss from operations                          (652,936)            (862,744)            (305,501)            (399,933)
                                          ------------         ------------         ------------         ------------

Other income (expense):
    Interest and dividends                           6                   19                    2                    5
    Miscellaneous income                            --               27,000                   --               27,000
    Interest expense                          (211,711)            (280,386)            (108,606)            (127,492)
                                          ------------         ------------         ------------         ------------
                                              (211,705)            (253,367)            (108,604)            (100,487)
                                          ------------         ------------         ------------         ------------

Net loss                                  $   (864,641)        $ (1,116,111)        $   (414,105)        $   (500,420)
                                          ============         ============         ============         ============
Loss per common share -
    basic and diluted                     $      (0.03)        $      (0.06)        $      (0.02)        $      (0.03)
                                          ============         ============         ============         ============

Weighted average number of
 common shares outstanding -
 basic and diluted                          26,146,731           19,077,975           26,339,440           18,970,421
                                          ============         ============         ============         ============





                 See notes to consolidated financial statements

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (UNAUDITED) (CONTINUED)



                                                Six Months Ended December 31,          Three Months Ended December 31,
                                               -------------------------------         -------------------------------
                                                    2001               2000                2001                2000
                                                    ----               ----                ----                ----

Net loss                                       $  (864,641)        $(1,116,111)        $  (414,105)        $  (500,420)

Other comprehensive income (expense)
  net of income taxes:

      Unrealized (loss) on
        marketable securities

                                                        --             (17,929)               (691)            (11,446)
                                               -----------         -----------         -----------         -----------

Comprehensive loss                             $  (864,641)        $(1,134,040)        $  (414,796)        $  (511,866)
                                               ===========         ===========         ===========         ===========



                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                          Six Months Ended December 31,
                                                                     --------------------------------------
                                                                          2001                      2000
                                                                          ----                      ----

Cash flows from operating
 activities:
    Net loss                                                         $  (864,641)               $(1,116,111)
Adjustments to reconcile net
 loss to net cash used in operating activities:
    Depreciation and amortization                                        147,697                    183,534

    Non-employee stock based compensation                                131,025                    188,200

    Non-cash officers compensation                                            --                     41,867
    Changes in operating assets
     and liabilities                                                     403,851                    533,816
                                                                     -----------                -----------

       Net Cash (Used in)
        Operating Activities                                            (182,068)                  (168,694)
                                                                     -----------                -----------


Cash flows from financing activities:
    Proceeds from borrowings                                              94,960                     10,000
    Proceeds from officer loans                                           31,288                    157,500

    Repayment of officer loans                                            (3,759)                        --
    Repayment of notes                                                    (6,245)                      (745)
    Proceeds from sale of common stock                                    62,000                     12,000
                                                                     -----------                -----------
       Net Cash Provided by
        Financing Activities                                             178,244                    178,755
                                                                     -----------                -----------


Net increase (decrease) in Cash                                           (3,824)                    10,061

Cash - beginning of period                                                 6,026                      2,898
                                                                     -----------                -----------

Cash - end of period                                                 $     2,202                $    12,959
                                                                     ===========                ===========



                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                           Six Months Ended December 31,
                                                         ---------------------------------
                                                            2001                      2000
                                                            ----                      ----

Changes in operating assets and
 liabilities consist of:
    Decrease in inventory                                $      --                $ 126,787
    Decrease in prepaid expenses                                --                    8,511
    Increase in accounts payable
     and accrued expenses                                  403,851                  398,518
                                                         ---------                ---------

                                                         $ 403,851                $ 533,816
                                                         =========                =========

Supplementary information:
    Cash paid during the year for:
       Interest                                          $     225                $   2,235
                                                         =========                =========
       Income Taxes                                      $     200                $     200
                                                         =========                =========

Non-cash investing activities:
     Unrealized (loss) on
      marketable securities                              $      --                $ (17,929)
                                                         =========                =========

Non-cash financing activities:
    Conversion of notes payable to
      common stock                                       $      --                $  10,000
                                                         =========                =========
    Common stock issued to officers for
      loan financing                                     $      --                $  41,867
                                                         =========                =========
    Common stock issued for loan extensions              $   6,405                $ 188,200
                                                         =========                =========
    Issuance of stock options to non-employees           $   7,400                $      --
                                                         =========                =========
    Common stock issued for bonuses and
     consulting services                                 $ 117,220                $      --
                                                         =========                =========



                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
              NOTES CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION

       The consolidated balance sheet as of December 31, 2001, and the consolidated statements of operations and comprehensive (loss) and cash flows for the six months ended December 31, 2001 and 2000 have been prepared by Scantek Medical, Inc. (the "Company") and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive (loss) and cash flows for all periods presented have been made. The information for June 30, 2001 was derived from audited financial statements.

       BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

       The Company has experienced losses during and subsequent to its development stage. Losses and negative cash flows from operations have continued in the current fiscal year. As of December 31, 2001, the Company has a working capital deficiency of approximately $7 million.

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

       LOSS PER COMMON SHARE

       Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. During the six months ended December 31, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

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


                                                  Six Months Ended
                                                     December 31,
                                              ------------------------
                                                 2001           2000
                                                 ----           ----

         Total Revenues:
              United States                   $      --      $     400
              South America                          --         28,237
              Europe
              Less intergeographic
                revenue                              --         (7,500)
                                              ---------      ---------
                                              $      --      $  21,137
                                              =========      =========
         Loss from operations:
              United States                   $(582,276)     $(691,931)
              South America                     (70,660)      (170,813)
                                              ---------      ---------
                                              $(652,936)     $(862,744)
                                              =========      =========


3.       STOCK-BASED COMPENSATION

         For the six months ended December 31, 2001 the Company issued 910,000 shares of the Company's common stock to non-employees as stock based compensation in the amount of $117,220.


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

         Results of Operations
         ---------------------

         The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                         % Increase (Decrease) from Prior Period
                                         ---------------------------------------
                                         Six Months Ended     Three Months Ended
                                         December 31, 2001    December 31, 2001
                                         compared with 2000   compared with 2000
                                         ------------------   ------------------

         Sales                                  --                    --
         Cost of sales                       (53.8)                (51.5)
         General and administrative
            expense                          (16.4)                (20.3)
         Research and development               --                    --
         Interest expense                    (24.5)                (14.8)
         Net (loss)                          (22.5)                (17.3)

         SIX MONTHS ENDED DECEMBER 31, 2001 VS.
         --------------------------------------
          SIX MONTHS ENDED DECEMBER 31, 2000
          ----------------------------------

     Revenues
     --------

     Net sales decreased to $-0- during the six months ended December 31, 2001 from $21,137 during the six months ended December 31, 2000 as the Company is re-focusing its South American marketing strategy in Brazil. The Company expects to ship the BreastCare(TM)/BreastAlert(TM) device from the United States during the second quarter of calendar 2002 to Brazil. Shipping will continue from the United States until the manufacturing facility in Brazil is complete and operational. Shipments to other parts of South America and possibly Europe will commence during the latter part of 2002. Manufacturing in Brazil is planned to commence during the second half of calendar 2002 after the Company completes construction of its new manufacturing facility in Brazil. Manufacturing for Europe will continue in the United States facility until the Company establishes a manufacturing facility in Europe.

     Cost of Sales
     -------------

     Cost of sales decreased to $134,982 during the six months ended December 31, 2001 from $291,861 during the six months ended December 31, 2000 primarily due to an inventory write off of $119,000 for expired product at the South American location during the six months ended December 31, 2000.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses decreased to $377,954 during the six months ended December 31, 2001 from $452,020 during the six months ended December 31, 2000. This decrease is primarily due to decrease in travel expenses, professional fees and rent expense offset by higher consulting fees in South America due to the issuance of stock for $100,000 in services and bonuses.

     Interest Expense
     ----------------

     Interest expense was $211,711 for the six months ended December 31, 2001 compared to $280,386 for the six months ended December 31, 2000. The 24.5% decrease was attributable to lower interest rates.

     Research and Development Expense
     --------------------------------

     Research and development expense of $140,000 stayed the same for the six months ended December 31, 2001 and 2000. Salaries incurred by the Company in the experimental area of development of its product remained constant.

         THREE MONTHS ENDED DECEMBER 31, 2001 VS.
         ----------------------------------------
          THREE MONTHS ENDED DECEMBER 31, 2000
          ------------------------------------

     Revenues
     --------

     Net sales decreased to $-0- during the three months ended December 31, 2001 from $21,137 during the three months ended December 31, 2000 due to the same reasons set forth in the six month analysis.

     Cost of Sales
     -------------

     Cost of sales decreased 51.5% to $68,886 during the three months ended December 31, 2001 from $142,001 during the three months ended December 31, 2000 due to primarily the same reasons set forth in the six month analysis.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses 20.3% to $166,615 during the three months ended December 31, 2001 from $209,069 during the three months ended December 31, 2000 due to primarily the same reasons set forth in the six month analysis.

     Interest Expense
     ----------------

     Interest expense decreased to $108,606 during the three months ended December 31, 2001 from $127,492 during the three months ended December 31, 2000 due to primarily the same reasons set forth in the six month analysis.

     Research and Development Expense
     --------------------------------

     Research and development expense of $70,000 remained constant for the three months ended December 31, 2001 and 2000.

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

     During September 1998, the Company commenced the sale of its BreastCare(TM)/BreastAlert(TM) in Brazil, Uruguay and Paraguay through its South American licensee. The Company is establishing a production facility in Brazil. This will eliminate the high value - added tax and hopefully will be able to facilitate sales. The Company terminated its license agreement with its former licensee in South America. The Company's Brazilian subsidiary plans to manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil and export to other South American countries.

     The Company commenced its distribution operations in South America during the second half of calendar 2000. However, until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of December 31, 2001, the Company borrowed approximately $2.3million from unaffiliated third parties. These loans are payable by the Company on various dates through August 31, 2002. In addition, as of December 31, 2001, the Company's President advanced the Company approximately $1.1 million. These loans have supported the Company through the prior fiscal years and the current fiscal year, and the Company expects the cash flow from sales commencing in the second quarter of calendar 2002 to cover the operations of the Company in calendar 2002, providing the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) commences.

     As previously noted, the Company terminated its license agreement with its South American licensee. The Company will manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) throughout South America through the Company's South American subsidiaries.

     Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and management believes that the location is also the most desirable for production, shipping, financing and tax incentives. The Company is establishing a 2,550 square meter manufacturing facility in Recife, Pernambuco at the new port of Suape. The Company has broken ground, and anticipates construction to be completed by the second half of calendar 2002. The Company will ship the production equipment for arrival by the time construction is complete.

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

     On May 4, 2001 the Company announced that it received an official invitation from the City of Nova Iguacu of the State of Rio de Janeiro in Brazil to workout an agreement for BreastCare's participation in the Women's Health Program,

     The proposed agreement with CISBAF, a Health Municipal Partnership of Braixade Fluminense, for the Nova Iguacu Territory will call for an initial purchase order for approximately one million dollars ($1,000,000) of BreastCare(TM) units. Nova Iguacu is the seventh (7th) largest municipality in Brazil.

     In early July 2001 a classification number was assigned to BreastCare(TM). Thereafter, based on the State of Rio de Janeiro's classification number assigned to BreastCare(TM), any government agencies, municipalities and states in Brazil will not have to go through any preliminary process before ordering the BreastCare(TM).

     At the end of July 2001, the Company's Brazilian Managers and medical representatives met with the Health Municipal Partnership of Baixada Fluminense (CISBAF) to discuss the expansion of the Women's Health Project for the territory of Nova Iguacu for an approximate $3 million order. Nova Iguacu is a region in the northern section of the State of Rio de Janeiro composed of 13 municipalities with an aggregate population of 4 million people and 71 health centers.

     In August/September 2001, Fiocruz, a government agency in the Ministry of Health assisted in the BreastCare(TM) educational program for the Women's Health Program for the City of Nova Iguacu.

     The final agreement and receipt of the purchase order are anticipated before the end of the current fiscal year.

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

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

           (a) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SCANTEK MEDICAL INC



                                 By: /s/ Zsigmond L. Sagi
                                     -----------------------------------
                                     Zsigmond L. Sagi, President and
                                     Chief Financial Officer



Dated:  February 20, 2002