Form 10-Q
period 2002-03-31
SCANTEK MEDICAL INC
filed 2002-05-17
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002

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

         At May 15, 2002, there were 27,008,190 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----
Part I.           Financial Information

   Item 1.        Financial Statements                                      1

                      Consolidated Balance Sheets as of
                         March 31, 2002 (unaudited) and
                         June 30, 2001                                      2

                      Consolidated Statements of Operations
                         and Comprehensive (Loss) for the
                         Nine and Three Months Ended
                         March 31, 2002 and 2001 (unaudited)              3 - 4

                      Consolidated Statements of Cash Flows
                         For the Nine Months Ended March 31,
                         2002 and 2001 (unaudited)                        5 - 6

                      Notes to Consolidated Financial Statements
                         (unaudited)                                      7 - 9

   Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                           10 - 17

Part II.          Other Information

   Item 1.        Legal Proceedings                                        18
   Item 2.        Changes in Securities                                    18
   Item 3.        Defaults Upon Senior Securities                          18
   Item 4.        Submission of Matters to a Vote of Security
                    Holders                                                18
   Item 5.        Other Information                                        18
   Item 6.        Exhibits and Report on Form 8-K                          18

Signatures                                                                 19

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

                  The results of operations for the nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,          June 30,
                                                              2002               2001
                                                          ------------       ------------
                                                          (Unaudited)
                           ASSETS
Current Assets:
    Cash                                                  $        432       $      6,026
    Marketable securities                                        3,456              2,765
    Inventories                                                547,824            547,824
                                                          ------------       ------------
        Total Current Assets                                   551,712            556,615
                                                          ------------       ------------

Property and equipment - net                                 1,027,335          1,248,558
Other assets - net                                              33,352             33,567
                                                          ------------       ------------

    TOTAL ASSETS                                          $  1,612,399       $  1,838,740
                                                          ============       ============

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt                                       $  2,414,349       $  1,298,628
    Current portion of long-term debt                          850,000            850,000
    Accounts payable                                         1,332,703          1,269,839
    Accrued interest                                         1,221,051            927,490
    Accrued salaries                                         1,822,472          1,612,472
    Accrued expenses                                           595,946            554,435
                                                          ------------       ------------
        Total Current Liabilities                            8,236,521          6,512,864
                                                          ------------       ------------

Long-term debt                                               1,233,003          2,141,609
                                                          ------------       ------------
        Total Liabilities                                    9,469,524          8,654,473
                                                          ------------       ------------

Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued                                            --                 --
    Common stock, par value $.001
     per share - authorized 45,000,000
     shares; outstanding 27,008,190 and
     24,970,670 shares                                          27,008             24,971
    Additional paid-in-capital                               4,521,714          4,286,082
    Cumulative other comprehensive loss                       (298,544)          (299,235)
    Deficit                                                (12,107,303)       (10,827,551)
                                                          ------------       ------------
        Total Stockholders' Deficiency                      (7,857,125)        (6,815,733)
                                                          ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                           $  1,612,399       $  1,838,740
                                                          ============       ============

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                           Nine Months Ended March 31,          Three Months Ended March 31,
                                         -------------------------------       -------------------------------
                                             2002               2001               2002               2001
                                             ----               ----               ----               ----
Revenues:
    Net sales                            $         --       $     21,137       $         --       $         --
    License fees                                   --                 --                 --                 --
                                         ------------       ------------       ------------       ------------
                                                   --             21,137                 --                 --
                                         ------------       ------------       ------------       ------------

Costs and expenses:
    Cost of sales                             201,636            361,127             66,654             69,266
    General and administrative
     expenses                                 554,473            861,156            176,519            409,136
    Research and development                  210,000            210,000             70,000             70,000
                                         ------------       ------------       ------------       ------------
                                              966,109          1,432,283            313,173            548,402
                                         ------------       ------------       ------------       ------------
Loss from operations                         (966,109)        (1,411,146)          (313,173)          (548,402)
                                         ------------       ------------       ------------       ------------

Other income (expense):
    Interest and dividends                          8                 25                  2                  6
    Miscellaneous income                           --             27,000                 --                 --
    Interest expense                         (313,651)          (389,421)          (101,940)          (109,035)
                                         ------------       ------------       ------------       ------------
                                             (313,643)          (362,396)          (101,938)          (109,029)
                                         ------------       ------------       ------------       ------------
Net loss                                 $ (1,279,752)      $ (1,773,542)      $   (415,111)      $   (657,431)
                                         ============       ============       ============       ============

Loss per common share -
    basic and diluted                    $      (0.05)      $      (0.09)      $      (0.02)      $      (0.03)
                                         ============       ============       ============       ============

Weighted average number of
    common shares outstanding -
    basic and diluted                      26,311,385         19,105,046         26,921,523         19,324,023
                                         ============       ============       ============       ============

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (Unaudited) (Continued)

                                           Nine Months Ended March 31,          Three Months Ended March 31,
                                         -------------------------------       -------------------------------
                                             2002               2001               2002               2001
                                             ----               ----               ----               ----
Net loss                                 $ (1,279,752)      $ (1,773,542)      $   (415,111)      $   (657,431)

Other comprehensive income (expense)
 net of income taxes:

    Unrealized gain (loss) on
     marketable securities                        691            (17,279)               691                650
                                         ------------       ------------       ------------       ------------
Comprehensive loss                       $ (1,279,061)      $ (1,790,821)      $   (414,420)      $   (656,781)
                                         ============       ============       ============       ============

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended March 31,
                                                                     -----------------------------
                                                                         2002              2001
                                                                         ----              ----
Cash flows from operating activities:
    Net loss                                                         $(1,279,752)      $(1,773,542)
Adjustments to reconcile net
 loss to net cash used in operating activities:
    Depreciation and amortization                                        221,438           275,300
    Non-employee stock based compensation                                165,669            60,250
    Non-cash officers compensation                                            --            41,867
    Other non-cash items                                                      --           130,000
    Changes in operating assets
     and liabilities                                                     607,936           755,757
                                                                     -----------       -----------
       Net Cash Used in
        Operating Activities                                            (284,709)         (510,368)
                                                                     -----------       -----------

Cash flows from financing activities:
    Proceeds from borrowings                                             162,960           341,800
    Proceeds from officer loans                                           55,159           165,400
    Repayment of officer loans                                            (3,759)           (5,000)
    Repayment of notes                                                    (7,245)           (4,483)
    Proceeds from sale of common stock                                    72,000            12,000
                                                                     -----------       -----------
       Net Cash Provided by
        Financing Activities                                             279,115           509,717
                                                                     -----------       -----------

Net decrease in cash                                                      (5,594)             (651)

Cash - beginning of period                                                 6,026             2,898
                                                                     -----------       -----------
Cash - end of period                                                 $       432       $     2,247
                                                                     ===========       ===========

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended March 31,
                                                            ---------------------------
                                                                2002           2001
                                                                ----           ----
Changes in operating assets and liabilities consist of:
    Decrease in inventory                                    $      --      $ 126,787
    Decrease in prepaid expenses                                    --          8,511
    Increase in accounts payable
     and accrued expenses                                      607,936        620,459
                                                             ---------      ---------
                                                             $ 607,936      $ 755,757
                                                             =========      =========
Supplementary information:
    Cash paid during the year for:
       Interest                                              $     225      $  46,360
                                                             =========      =========
       Income Taxes                                          $     200      $     440
                                                             =========      =========
Non-cash investing activities:
     Unrealized gain (loss) on
      marketable securities                                  $     691      $ (17,279)
                                                             =========      =========
Non-cash financing activities:
    Conversion of notes payable to
      common stock                                           $      --      $  10,000
                                                             =========      =========
    Common stock issued to officers for
      loan financing                                         $      --      $  41,867
                                                             =========      =========
    Common stock issued for loan extensions                  $   6,405      $ 160,250
                                                             =========      =========
    Issuance of stock options to non-employees               $  42,044      $      --
                                                             =========      =========
    Common stock issued for bonuses and
     consulting services                                     $ 117,220      $      --
                                                             =========      =========
    Coversion of accrued expenses to
      common stock                                           $      --      $  30,000
                                                             =========      =========

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
              NOTES CONDENSED TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION
        The consolidated balance sheet as of March 31, 2002, and the consolidated statements of operations and comprehensive (loss) and cash flows for the nine months ended March 31, 2002 and 2001 have been prepared by Scantek Medical, Inc. (the "Company") and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive (loss) and cash flows for all periods presented have been made. The information for June 30, 2001 was derived from audited financial statements.

        BASIS OF PRESENTATION
        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

        The Company has experienced losses during and subsequent to its development stage. Losses and negative cash flows from operations have continued in the current fiscal year. As of March 31, 2002, the Company has a working capital deficiency of approximately $8 million.

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

        LOSS  PER COMMON SHARE
        Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants which, if exercised, would have a dilutive effect on earnings per share. For the nine months ended March 31, 2002 and 2001, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

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

                                 Nine Months Ended                   Three Months Ended
                                     March 31,                            March 31,
                               2002              2001              2002              2001
                           -----------       -----------       -----------       ------------
Total Revenues:
  United States            $        --       $       400       $        --       $        --
  South America                     --            28,237                --                --
  Less intergeographic
   revenue                          --            (7,500)               --                --
                           -----------       -----------       -----------       -----------
                           $        --       $    21,137       $        --       $        --
                           ===========       ===========       ===========       ===========
Loss from operations:
  United States            $  (890,449)      $  (987,414)      $  (308,173)      $  (295,481)
  South America                (75,660)         (423,732)           (5,000)         (252,921)
                           -----------       -----------       -----------       -----------
                           $  (966,109)      $(1,411,146)      $  (313,173)      $  (548,402)
                           ===========       ===========       ===========       ===========

3.  STOCK-BASED COMPENSATION

        For the nine months ended March 31, 2002 and 2001 the Company issued 1,062,500 and 296,000 shares of the Company's common stock to non-employees as stock based compensation in the amount of $123,625 and $60,250, respectively

4.  STOCKHOLDERS' DEFICIENCY

        During the nine months ended March 31, 2002, the Company sold 975,000 shares of the Company's common stock for $72,000.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, if effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective July 1, 2001. Management has concluded that the adoption of SFAS 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

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

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company plans to adopt SFAS No. 144 for the year beginning July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.

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

        The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer any conclusion that such results, causes or trends will necessarily continue in the future.

        Critical Accounting Policies
        ----------------------------

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, investments, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results under different assumptions or conditions may differ from these estimates.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        The Company makes purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include slow down in customer demand, customers delaying the issuance of sales orders to the Company, miscalculating customer requirements, technology changes which render the raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        The Company seeks sales and profit growth by expanding its existing customer base, developing new products and by pursuing strategic acquisitions that meet the Company's criteria relating to (I) the market for the products; (ii) the Company's ability to efficiently manufacture the product; (iii) synergies that are created by the acquisition; and
        (iv) a purchase price that represents fair value. If the Company's evaluation of a target company misjudges its technology, estimated future sales and profitability levels, or inability to keep pace with the latest technology, these factors could impair the value of the investment, which could materially adversely affect the Company's profitability.

        The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations.

        Results of Operations
        ---------------------

        The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                      % Increase (Decrease) from Prior Period
                                    ------------------------------------------
                                    Nine Months Ended       Three Months Ended
                                     March 31, 2002           March 31, 2002
                                      compared with            compared with
                                    Nine Months Ended       Three Months Ended
                                     March 31, 2001           March 31, 2001
                                    -----------------       ------------------
Sales                                         --                       --
Cost of sales                              (16.5)                    (3.8)
General and administrative
    expense                                (35.6)                   (56.9)
Research and development                      --                       --
Interest expense                           (19.5)                    (6.5)
Net (loss)                                 (27.8)                   (36.9)

    NINE MONTHS ENDED MARCH 31, 2002 VS.
    ------------------------------------
    NINE MONTHS ENDED MARCH 31, 2001
    --------------------------------

        Revenues
        --------

        Net sales decreased to $-0- during the nine months ended March 31, 2002 from $21,137 during the nine months ended March 31, 2001 as the Company is re-focusing its South American marketing strategy in Brazil. The Company expects to ship the BreastCare(TM)/BreastAlert(TM) device from the United States during the second quarter of calendar 2002 to Brazil. Shipping will continue from the United States until the manufacturing facility in Brazil is complete and operational. Shipments to other parts of South America and possibly Europe will commence during the latter part of 2002. Manufacturing in Brazil is planned to commence during the second half of calendar 2002 after the Company completes construction of its new manufacturing facility in Brazil. Manufacturing for Europe will continue in the United States facility until the Company establishes a manufacturing facility in Europe.

        Cost of Sales
        -------------

        Cost of sales decreased to $201,636 during the nine months ended March 31, 2002 from $361,127 during the nine months ended March 31, 2001 primarily due to an inventory write off of $119,000 for expired product at the South American location during the nine months ended March 31, 2002.

        General and Administrative Expenses
        -----------------------------------

        General and administrative expenses decreased to $554,473 during the nine months ended March 31, 2002 from $861,156 during the nine months ended March 31, 2001. This decrease is primarily due to decrease in travel expenses, professional fees, outside services, insurance and rent expense offset by higher consulting fees in South America due to the issuance of stock for $100,000 in services and bonuses.

        Interest Expense
        ----------------

        Interest expense was $313,651 for the nine months ended March 31, 2002 compared to $389,421 for the nine months ended March 31, 2001. The 19.5% decrease was attributable to lower interest rates and a decrease in interest related financing incentives.

        Research and Development Expense
        --------------------------------

        Research and development expense of $210,000 stayed the same for the nine months ended March 31, 2002 and 2001. Salaries incurred by the Company in the experimental area of development of its product remained constant.

    THREE MONTHS ENDED MARCH 31, 2002 VS.
    -------------------------------------
    THREE MONTHS ENDED MARCH 31, 2001
    ---------------------------------

        Revenues
        --------

        There were no sales for the three months ended March 31, 2002 and 2001.

        Cost of Sales
        -------------

        Cost of sales decreased 3.8% to $66,654 during the three months ended March 31, 2002 from $69,266 during the three months ended March 31, 2001 due to decreases in the purchase of packaging supplies.

        General and Administrative Expenses
        -----------------------------------

        General and administrative expenses decreased 56.9% to $176,519 during the three months ended March 31, 2002 from $409,136 during the three months ended March 31, 2001 due to primarily the same reasons set forth in the nine month analysis.

        Interest Expense
        ----------------

        Interest expense decreased to $101,940 during the three months ended March 31, 2002 from $109,035 during the three months ended March 31, 2001 due to primarily the same reasons set forth in the nine month analysis.

        Research and Development Expense
        --------------------------------

        Research and development expense of $70,000 remained constant for the three months ended March 31, 2002 and 2001.

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

        During September 1998, the Company commenced the sale of its BreastCare(TM)/BreastAlert(TM) in Brazil, Uruguay and Paraguay through its South American licensee. The Company is establishing a production facility in Brazil. This will eliminate the high value - added tax and hopefully will be able to facilitate sales. The Company terminated its license agreement with its former licensee in South America. The Company's Brazilian subsidiary plans to manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil and export to other South American countries. As of this date only minimal shipments have been made and the Company has not generated any material revenues.

        Until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company needs financing to fund its current overhead and various capital requirements. As of March 31, 2002, the Company borrowed approximately $2.3 million from unaffiliated third parties. These loans are payable by the Company on various dates through August 31, 2002. In addition, as of March 31, 2002, the Company's President advanced the Company approximately $1.1 million. These loans have supported the Company through the prior fiscal years and the current fiscal year, and the Company expects the cash flow from sales commencing in the third quarter of calendar 2002 to cover the operations of the Company in calendar 2002, assuming the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) commences.

        The Company will manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) throughout South America through the Company's South American subsidiaries.

        Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and management believes that the location is also the most desirable for production, shipping, financing and tax incentives. The State of Pernambuco has offered various incentives, including acreage, at a reduced price, to build the facility, a 85% reduction in taxes through 2013, free shipping outside the state in connection with the federal programs offered in Northeast Brazil, financing programs to help fund the operations and capital improvements. The Company is establishing a production facility in Recife, Pernambuco at the new port of Suape. The Company has broken ground, and anticipates construction to be completed by the second half of calendar 2002. The Company will ship the production equipment for arrival by the time construction is complete.

        The Company plans to ship the BreastCare(TM)/BreastAlert(TM) from the United States until the production facility in Brazil is operational.

        On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market Scantek's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The licensing agreement requires minimum purchases of 5,000 units a month and payments of licensing fees which have been postponed until the license agreement can be renegotiated. At the present time the Company has not renegotiated the license agreement.

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

        On May 4, 2001 the Company announced that it received an official invitation from the City of Nova Iguacu of the State of Rio de Janeiro in Brazil to workout an agreement for BreastCare's participation in the Women's Health Program. The proposed agreement with CISBAF, a Health Municipal Partnership of Braixada Fluminense for the Nova Iguacu Territory, will call for an initial purchase order for approximately one million dollars ($1,000,000) of BreastCare(TM) units. Nova Iguacu is the seventh (7th) largest municipality in Brazil.

        In early July 2001 a classification number was assigned to BreastCare(TM). Thereafter, based on the State of Rio de Janeiro's classification number assigned to BreastCare(TM), any government agencies, municipalities and states in Brazil will not have to go through any preliminary process before ordering the BreastCare(TM).

        At the end of July 2001, the Company's Brazilian Managers and medical representatives met with the Health Municipal Partnership of Baixada Fluminense (CISBAF) to discuss the expansion of the Nova Iguacu Women's Health Project into the Baixada Fluminense Region which would increase the order to approximately $3 million. Baixade Fluminense is a region in the northern section of the State of Rio de Janeiro composed of 13 municipalities with an aggregate population of 4 million people and 71 health centers.

        In August/September 2001, Fiocruz, a government agency in the Ministry of Health assisted in the BreastCare(TM) educational program for the Women's Health Program for the City of Nova Iguacu.

        The final agreement and receipt of the purchase order are anticipated before the end of the current calendar year.

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

    NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

        Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, if effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective July 1, 2001. Management has concluded that the adoption of SFAS 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

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

        In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003, and has not yet determined the impact that this statement will have on its results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company plans to adopt SFAS No. 144 for the year beginning July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.

PART II.  Other Information

    Item 1. Legal Proceedings
            -----------------

        There are several lawsuits against the Company that may have a material impact on the consolidated results of operations or financial condition of the Company.

    Item 2. Changes in Securities
            ---------------------

        None

    Item 3. Defaults Upon Senior Securities
            -------------------------------

        None.

    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        None

    Item 5. Other Information
            -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SCANTEK MEDICAL INC.



                                           By: /s/ Zsigmond L. Sagi
                                               ---------------------------------
                                               Zsigmond L. Sagi, President and
                                               Chief Financial Officer



Dated: May 20, 2002