Form 10KSB
period 2002-06-30
SCANTEK MEDICAL INC
filed 2002-10-17
CIK 926229

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO ______________

                        COMMISSION FILE NUMBER 000-27592

                              SCANTEK MEDICAL INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       84-1090126
         -----------------------------                      --------------------
       (State or Other Jurisdiction                            (I.R.S.Employer
         Incorporation                                    or Identification No.)
         of Organization)

                  4B WING DRIVE, CEDAR KNOLLS, NEW JERSEY 07927
                                 (973) 401-0434
             ------------------------------------------------------
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

                       321 Palmer Road, Denville, NJ 07834
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Aggregate market value of voting stock held by non-affiliates as of September 30, 2002 was approximately $891,994 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day).

 Number of shares of Common Stock outstanding as of October 1, 2002: 29,255,156.

         DOCUMENTS INCORPORATED BY REFERENCE:        NONE

                              SCANTEK MEDICAL INC.

                                      INDEX
Part I
           Page
         Item 1.  Business                                                    1

         Item 2.  Properties                                                 21

         Item 3.  Legal Proceedings                                          21

         Item 4.  Submission of Matters to Vote of
                           Security Holders                                  21

Part II

         Item 5.  Market for Registrant's Common Equity
                           and Related Stockholders Matters                  22

         Item 6.  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                     27

         Item 7.  Financial Statements                                       33*

         Item 8.  Changes in and Disagreements with
                           Accountants on Accounting and
                           Financial Disclosure                              34
Part III

         Item 9.  Directors and Executive Officers;                          34
                           Promoters and Control Persons;
                           Compliance with Section 16(a)
                           of the Exchange Act

         Item 10.          Executive Compensation                            36

         Item 11.          Security Ownership of Certain Beneficial
                           Owners and Management                             38

         Item 12.          Certain Relationships and
                           Related Transactions                              41
 Part IV

         Item 13.          Exhibits and Reports on Form 8-K                  43

         Signatures                                                          48

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

ITEM 1.  BUSINESS

GENERAL

     Scantek Medical, Inc. (OTCBB: SKML.OB) (the "Company"), a Delaware corporation, was organized under the name "Jenncor Acquisition Inc." on June 10, 1988, to obtain funding for prospective business opportunities available to publicly held entities. Until October 3, 1991, when the Company exchanged its shares with Scantek Digital Systems Inc. ("SDSI"), the Company's only business activities involved raising capital through a public offering pursuant to Regulation A of the Securities Act of 1933, as amended (the "Act"). Pursuant to the share exchange between the Company and SDSI, the then holder of several patents relating to a medical product known as the BreastCare(TM)/BreastAlert(TM), Differential Temperature Sensor/Breast Abnormality Indicator (the "BreastCare(TM)/BreastAlert(TM)"), SDSI became a wholly-owned subsidiary of the Company. The Company was formerly a developmental stage company and became fully operational in early 1999.

     On June 6, 2000, the Company opened its web site, www.scantekmedical.com. The web site provides information about the Company and its business, and its principal product, BreastCare(TM)/BreastAlert(TM). Also included are summaries of clinical studies, sales and distribution progress and plans, press releases and financial information, participation at medical conferences, and links to other sites for information on breast cancer.

     The Company is headquartered in Cedar Knolls New Jersey, where it maintains approximately 14,000 square feet of manufacturing and administrative space. At this facility, the Company has two production lines in which to manufacture the BreastCare(TM)/BreastAlert(TM). These production lines are capable of producing two million units per shift annually. The Company maintains an administrative staff and intends to add to its staff in key functional areas, pending funding of the Company and revenue from sales of the BreastCare(TM)/BreastAlert(TM) units.

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

     In the United States, American women are afforded with a preventive health measure, mammography. In developing countries however, mammography is not readily available to women, even for those women who have the resources to pay for such. There is a void between manifestation of the breast cancer and detection due to unavailable screening systems. Failure to intervene during this period may significantly reduce the likelihood of survival because the cancer then metastasizes. The American Cancer Society, on Cancer Facts & Figures in 2002, reported that if cancer is localized at the time of diagnosis, there is a 96% chance of a 5-year survival rate, which has risen from 72% in 1940. Nevertheless, in spite of research and efforts to detect breast cancer in the early stages, the rate of mortality due to breast cancer in developing countries has consistently increased over the past four decades.

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

     In September 1999, the BreastCare(TM)/BreastAlert(TM) was presented at its exhibition and several symposiums at the III North East Mastology Congress in Salvador-Bahia-Brazil. Dr. Ezio Novais Dias, president of the Congress, is a renowned gynecologist and mastologist at the San Rafael Hospital in Salvador-Bahia. Dr. Dias is vice president of the International Society of Mastology, President of the Brazilian Mastology School and is the new president of the Brazilian Mastology Society.

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

     In 2002, the Company's Brazilian subsidiary received notification of a termination of its agreement with a federal program organized to develop the Northeast area of Brazil. The Company's Brazilian subsidiary was approved to receive funding but failed to fulfil certain milestones by December 31, 2001.

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

     At the end of July 2001, the Company's Brazilian Managers and medical representatives met with the Health Municipal Partnership for Baixada Fluminense (CISBAF) to discuss the expansion of the Women's Health Project for the Baixada Fluminense territory for an approximate $3 million order. Baixada Fluminense is a region in the northern section of the State of Rio de Janeiro composed of 13 municipalities with an aggregate population of 4 million people and 71 health centers. CISBAF is the representative for all the municipalities of the Health Ministry in Brazil. CISBAF is the most important health organization in Baixada Fluminense. The final agreement and receipt of the purchase order are anticipated before the end of June 2003.

     In August/September 2001, Fiocruz, a government agency in the Ministry of Health assisted in the BreastCare(TM) educational program for the Women's Health Program for the City of Nova Iguacu.

     The Company plans to ship the BreastCare(TM)/BreastAlert(TM) from the United States until a production facility in Brazil is operational.

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

     The cases detected at the Breast Cancer Screening Centers will be properly guided to diagnosis and treatment. This process of referral will be facilitated by the fact that "PRO-MULHER" (a private, non-profit institution) is linked to Gynecologic services under Dr. Pinotti at Sao Paulo University, which have substantially all the facilities for diagnosis and treatment of breast cancer, and after the program is completed in the first half of 2003 the final report will be issued.

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

     On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company, to market the Company's BreastCare(TM)/BreastAlert(TM) in Ireland and the United Kingdom. Pursuant to this licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received as of June 30, 2000, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The license agreement requires minimum purchases of 5,000 units a month and payments of licensing fees, both of which NuGard is in default. At this time, the Company has not renegotiated the license agreement.

     Through the efforts of the Company, the European Institute of Oncology, located in Milan, Italy, has performed clinical studies on the BreastCare(TM)/BreastAlert(TM). The study, which involved 250 women, under the supervision of Dr. Virgilio Sacchini, a world-renowned surgical oncologist. The final report is forthcoming in 2003.

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

     Most countries require product registration before you can sell. In South America, the Company's subsidiary, Scantek Medical S.A. have applied for and have received product registration in Brazil, Uruguay, Argentina and Peru. Paraguay and Bolivia have no registration requirements to sell. In addition, the Company has applied for and received a Certification Europe (CE), which is required, as of June, 1998, of all products marketed in the European Union.

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

- - Patent No. 6,086,247 granted on July 11, 2000, for Differential Temperature Sensor Device for Use in the Detection of Breast Cancer and Breast Disease; this patent expires February 5, 2018.
-- Patent No. 6,135,968 granted on October 24, 2000, for Differential Temperature Measuring Device and Method for prostate examination; this patent expires September 10, 2017.

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

     On October 1, 2002 the Company signed an exclusive distribution agreement with Compat Comercio Exterior Ltda, a Brazilian commercial company located in Rio De Janerro, Brazil, for a long-term marketing and sales agreement for the BreastCare(TM) product. Pursuant to the Compat Comercio agreement, Compat Comercio has agreed to a minimum purchase of the BreastCare(TM) product of 100,000 units during the first six months of the term of the agreement and 400,000 units during the second six months. The second year minimum purchase order is 1,000,000 units. Management believes that the timely fulfillment of the Compat Comercio agreement will result in net profits in excess of $2,000,000 for the first year of the Compat Comercio agreement, subject to Compat Comercio meeting its minimum purchase obligations to the Company. Pursuant to such agreement which has a term of five years with a renewal term of an additional five years, subsequent to the initial two year term of the agreement, the Company has the right to terminate the agreement if the parties cannot agree upon the minimum number of units. There can be no assurance that Compat Comercio will meet the minimum purchase requirement, or that the Company will recover any damages that may result from such failure.

Europe Marketing

     The Company has been introducing the BreastCare(TM)/BreastAlert(TM) in Europe at educational forums which were covered by the press and television. Also, the Company will be exhibiting the BreastCare(TM)/BreastAlert(TM) at medical congresses to introduce the device to the physician market in the very near future.

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

FUTURE MARKETS

     The Company intends to concentrate its efforts to market and sell the BreastCare(TM)/ BreastAlert(TM) through 2003 in South America, primarily in Brazil. Thereafter, the Company also intends to commence its marketing efforts for the BreastCare(TM)/BreastAlert(TM) in Europe and the United States and investigate and develop the marketplace in Asia, the Middle East and the African continent. Ultimately, the Company intends to expand its marketing efforts worldwide.

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

EMPLOYEES

     The Company employs a total of 8 employees. Two of these employees are employed in the U.S. as President and Chief Executive Officer and Vice President/ Corporate Secretary. Additional personnel and consultants are utilized, as required, on a contractual basis. Additionally, manufacturing personnel have been targeted to be utilized when the purchase order from Brazil has been received.

     The remaining employees are employed in South America by the Company's two South American subsidiaries, as follows: a General Manager, a Medical Director, two (2) other Senior employees, and two (2) support staff employees.

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

ITEM 2.  PROPERTIES

     The Company occupies approximately 14,000 square feet of warehouse and office space, all of which is leased through leases expiring in August 2005. See
Note  13  of  Notes  to   Consolidated   Financial   Statements  for  additional
information.

ITEM 3.  LEGAL PROCEEDINGS

     There are several lawsuits against the Company that may have a material impact on the consolidated results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending June 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information

     The Company's common stock, par value $.001 per share (the "Common Stock"), is traded in the over-the-counter market. The Common Stock is available for quotation on the NASD Over the Counter Bulletin Board. The following table sets forth the periods indicated high and low bid quotation (as reported by the OTC Bulletin Board) for the Common Stock:

                                                                  HIGH                             LOW
                                                              --------------                     -----------
Fiscal Year ended June 30, 2001
         First Quarter                                           $.75000                      $  .12500
         Second Quarter                                           .37500                         .09375
         Third Quarter                                            .12500                         .06250
         Fourth Quarter                                           .28125                         .06250

Fiscal Year ended June 30, 2002
         First Quarter                                            .27                            .08
         Second Quarter                                           .09                            .03
         Third Quarter                                            .13                            .04
         Fourth Quarter                                           .08                            .02

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

         (b) Holders

         As of September 30, 2002, there were 210 shareholders of record of the Company's Common Stock.

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

         On July 6, 2001, the Company issued 500,000 shares of Common Stock of the Company to employees of the Company's Brazilian subsidiary, pursuant to consulting services and bonuses, at an issue price of $.20 per share.

         On July 31, 2001, the Company sold 775,000 shares of Common Stock of the Company to outside parties at a purchase price of $.08 per share pursuant to
Section 4(2) of the Securiteis Act of 1933, as amended, based upon the nature of the sale and the purchases.

         On December 14, 2001, the Company issued 22,500 shares of Common Stock of the Company to two individuals, pursuant to loan extensions, at an issue price of $.042 per share.

         On December 14, 2001, the Company issued 110,000 shares of Common Stock of the Company to the Company's attorney for legal services at an issue price of $.042 per share.

         On December 14, 2001 the Company issued 300,000 shares of Common Stock of the Company to a lender pursuant to financing at an issue price of $.042 per share.

         On December 14, 2001 and June 30, 2002, the Company issued 130,000 and 130,000 shares of Common Stock of the Company to Carriage House at an issue price of $.042 and $.035 per share, pursuant to loan extension.

         On February 8, 2002 the Company sold 200,000 shares of Common Stock the Company to outside parties at a purchase price at $.05 per share pursuant to
Section 4(2) of the Securities Act of 1933, as amended, based upon the nature of the sale and the purchases.

         On June 30, 2002, the Company issued 79,390 shares of Common Stock of the Company to (2) two companies at an issue price of $.035 per share, pursuant to financing.

         On June 30, 2002 the Company issued 6,435 shares of Common Stock of the Company to Zsigmond L. Sagi, the Company's President and Chief Executive Officer pursuant to financing at an issue price of $.035 per share.

         On June 30, 2002 the Company issued 31,141 shares of Common Stock of the Company to Ms. Patricia Furness, the Company's Vice President and Secretary pursuant to financing at an issue price of $.035 per share.

         On August 20, 2002 the Company issued 2,000,000 shares of Common Stock of the Company to Ms. Angela Chen Sabella, pursuant to financing at an issue price of $.035 per share.

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

     The Company has evaluated its disclosure controls and procedures within 90 days (the "Evaluation Date") prior to this report and concluded that there were no material weaknesses in those controls and procedures as of that date. To the best of Management's knowledge and belief, there have been no significant changes in internal controls and other factors subsequent to the Evaluation Date that could materially affect internal controls and procedures.

         RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage increase or decrease of items included in the Company's consolidated statement of operations:



                                                         % Increase (Decrease) from Prior Period
                                              ---------------------------------------------------------------
                                                     June 30, 2002                     June 30, 2001
                                                   compared with 2001                compared with 2000
                                              -----------------------------     -----------------------------

Sales                                                 (100.00) %                          (29.00)
License fee revenues                                        *                                  *
Cost of sales                                          (46.20)                            (13.40)
General and administrative
 expenses                                              (11.70)                            (32.20)
Research and development                                    *                              (2.20)
Interest expense                                       (11.40)                             22.50


         REVENUES

         Net sales decreased to $-0- for the year ended June 30, 2002 from $21,137 for the year ended June 30, 2001. The Company is refocusing its South American marketing strategy in Brazil. The Company expects to ship the BreastCare(TM)/BreastAlert(TM) device from the United States during the fourth quarter of calendar 2002 to Brazil until a manufacturing facility in Brazil is complete and operational. Shipments to other parts of South America will commence during 2003. Manufacturing in Brazil is planned to commence after the construction of a manufacturing facility in Brazil. The Company expects to find a new location and construct a facility during 2003. Manufacturing for Europe will continue in the United States facility until the Company establishes a manufacturing facility in Europe.

         Net sales decreased to $21,137 during the year ended June 30, 2001 from $29,775 during the year ended June 30, 2000. The Company contributes the decline due to the factors mentioned above.

         No licensing revenue was recognized during the year ended June 30, 2002 or 2001.

         License fee revenue decreased to $-0- during the year ended June 30, 2001 from $59,000 for the year ended June 30, 2000 as the Company recognized lower license fees from NuGard Healthcare Ltd. as compared to higher license fees from Sandell Corp, D-Lanz Corp and HumaScan from the preceding year.

         COST OF SALES

         Cost of sales decreased to $250,256 for the year ended June 30, 2002 from $465,282 for the year ended June 30, 2001 primarily due to an inventory write-off of $119,000 for expired product at the South American location during the year ended June 30, 2001.

         Cost of sales decreased to $465,282 during the year ended June 30, 2001 from $537,216 during the year ended June 30, 2000 primarily due to the reduction in manufacturing labor and reduced write-offs of obsolete material during the year.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased 11.7% to $1,018,069 for the year ended June 30, 2002 compared to $1,152,915 for the year ended June 30, 2001. This decrease is primarily due to decrease in travel expenses, professional fees, outside services, insurance and rent expenses offset by higher consulting fees in South America due to the issuance of common stock for $100,000 in services and bonuses.

         General and administrative expenses decreased 32.2% to $1,152,915 for the year ended June 30, 2001 compared to $1,699,922 for the year ended June 30, 2000. This decrease is primarily due to a reduction of consulting services in Brazil and reversal of an over accrual for consulting services in Uruguay.

         RESEARCH AND DEVELOPMENT

         Research and development expense of $280,000 stayed the same for the years ended June 30, 2002 and 2001. Salaries incurred by the Company in the experimental area of development of its product remained constant.

         Research and development expenses decreased 2.2% to $280,000 for the year ended June 30, 2001 from $286,223 for the year ended June 30, 2000. The decrease is primarily attributable to the elimination of minor research and development expenses.

         INTEREST EXPENSE

         Interest expense was $452,779 for the year ended June 30, 2002 compared to $511,141 for the year ended June 30, 2001. The 11.4% decrease was primarily attributable to lower interest rates and a decrease in interest related financing activities.

         Interest expense was $511,141 for the year ended June 30, 2001 compared to $417,109 for the year ended June 30, 2000. The 22.5% increase was primarily attributable to increases in the Company's short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for funds has increased from period to period, as it has incurred expenses for among other things, research and development; applications for and maintenance of domestic and international trademarks and international patent protection; licensing and pre-marketing activities; and, attempts to raise the necessary capital to expand the Company's production capacity. Since inception, the Company has funded these needs through private placements of its equity and debt securities and advances from the Company's President, Chief Executive Officer and major shareholder. The Company has entered into various license agreements that have raised additional funds. In addition, the Company's auditors' report for the year ended June 30, 2002 dated October 10, 2002, expressed an opinion as to the Company continuing as a going concern.

         During September 1998, the Company commenced the sale of its BreastCare(TM)/BreastAlert(TM) device in Brazil, Uruguay and Paraguay through its South American licensee. The Company terminated its license agreement with its former licensee in South America. The Company's Brazilian subsidiary plans to manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) device in Brazil and export to other South American countries. As of this date only minimal shipments have been made and the Company has not generated any material revenues.

         Until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company will require financing to fund its current overhead and various capital requirements. As of June 30, 2002, the Company borrowed approximately $2.3 million from unaffiliated third parties. These loans are payable by the Company on various dates through December 31, 2003. In addition, as of June 30, 2002, the Company's President advanced the Company approximately $1.1 million. These loans have supported the Company through the prior and the current fiscal year. The Company expects the cash flow from sales commencing in the fourth quarter of calendar 2002 to cover the operations of the Company through December 2003, provided the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) device commences.

         In 2003, the Company will market and distribute the BreastCare(TM)/BreastAlert(TM) device throughout South America through the Company's South American subsidiaries.

         Through its Brazilian subsidiary, the Company signed an agreement with the State of Pernambuco in December 1999. The State of Pernambuco has the second largest concentration of hospitals in Brazil offering quality care and management believes that the location is also the most desirable for production, shipping, financing and tax incentives. The State of Pernambuco has offered various incentives, including acreage to build the facility at a reduced price, an 85% reduction in taxes through 2013, free shipping outside the state, and in connection with the federal programs offered in Northeast Brazil, financing programs to help fund the operations and capital improvements.

         The Company plans to ship the BreastCare(TM)/BreastAlert(TM) device from the United States until a production facility in Brazil is operational.

         On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market Scantek's BreastCare(TM)/BreastAlert(TM) device in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received as of June 30, 2000, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The licensing agreement requires minimum purchases of 5,000 units a month and payments of licensing fees both of which NuGard is in default. At the present time the Company has not renegotiated the license agreement.

         In August/September 2001, Fiocruz, a government agency in the Ministry of Health assisted in the BreastCare(TM) educational program for the Women's Health Program for the City of Nova Iguacu and Fiocruz will be an integrated part of the Company's BreastCare(TM) educational process.

         On October 1, 2002, the Company signed an agreement with Compat Comercio Exterior Ltda, a Brazilian company located in Rio De Janeiro, Brazil, for a long-term exclusive marketing and sales agreement for the BreastCare(TM) product in the country of Brazil, excluding 4 states where the Company is pursuing more direct agreements. The Compat Comercio agreement calls for the shipment of a minimum of 100,000 units during the first six months of the term of the agreement, 400,000 units during the second six months and 1,000,000 units during the second year. Management believes that the timely fulfillment of the Compat Comercio agreement will result in net profits in excess of $2,000,000 for the first year of the Compat Comercio agreement, subject to Compat Comercio meeting its minimum purchase obligations to the Company. Pursuant to such agreement which has a term of five years with a renewal term of an additional five years, subsequent to the initial two year term of the agreement, the Company has the right to terminate the agreement if the parties cannot agree upon the minimum number of units. There can be no assurance that Compat Comercio will meet the minimum purchase requirement, or that the Company will recover any damages that may result from such failure.

         Pursuant to the Compat Comercio agreement, the first shipment of 10,000 BreastCare(TM) units have been prepaid and deposited into a bank escrow account and will be released when a Brazil government import license is secured. Subsequent shipments will be paid fifty (50%) at the time of request and fifty (50%) percent sixty (60) days later.

         The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to support start-up production and to the marketing aspects of its products. The Company intends to construct assembly centers abroad to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM) device in the international market. The Company entered into an agreement with Zigmed Inc., pursuant to which Zigmed Inc. will manufacture the sensor production equipment needed for manufacturing of the BreastCare(TM)/BreastAlert(TM) device. The balance of $718,276 will be paid when the Company raises the additional capital.

         The Company's success is dependent on raising sufficient capital to establish a fully operable production and assembly facility to manufacture the BreastCare(TM)/BreastAlert(TM) device for the international market. The Company believes the device will be commercially accepted throughout the international market. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

New  Accounting Pronouncements
         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective July 1, 2000. The adoption of SFAS 133 has not had a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

         On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective July 1, 2002, goodwill will no longer be subject to amortization.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on July 1, 2003, and management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is planning to adopt SFAS No. 144 for the fiscal year beginning July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.


         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on the Company's results of operations or financial position.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 7.  FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                     -----------
Independent Auditors' Reports                                         F-1 - F-3

Financial Statements:

         Consolidated Balance Sheets,
          June 30, 2002 and 2001                                      F-4

         Consolidated Statements of Operations,
          Years Ended June 30, 2002, 2001, 2000                       F-5

         Consolidated Statements of Stockholders'
          Deficiency Years Ended June 30, 2002, 2001, 2000            F-6

         Consolidated Statements of Cash Flows,
          Years Ended June 30, 2002, 2001, 2000                       F-7 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-30

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Scantek Medical, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheet of Scantek Medical, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scantek Medical, Inc. and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained continuing losses and a working capital deficiency of approximately $5,500,000 at June 30, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described further in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty


                                                /s/ Grassi & Co. CPAs, P.C.
                                                    ----------------------------
                                                    Grassi & Co. CPAs,  P.C
                                                    Certified Public Accountants

October 10, 2002
New York, New York

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Scantek Medical, Inc.


We have audited the accompanying consolidated balance sheet of Scantek Medical, Inc. and subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scantek Medical, Inc. and subsidiaries at June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with principles generally accepted in the United States of America.

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






WIENER, GOODMAN & COMPANY, P.C.
Certified Public Accountants
Eatontown, New Jersey

September 18, 2001

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,
                                                                  -------------------------------------------------
                                                                           2002                      2001
                                                                           ----                      ----
                             ASSETS
Current Assets:
    Cash                                                                       $ 11,229                   $ 6,026
    Marketable securities                                                         3,041                     2,765
    Inventories                                                                 562,037                   547,824
                                                                                --------                ---------
        Total Current Assets                                                    576,307                   556,615

Property and equipment - net                                                    910,092                 1,248,558
Other assets - net                                                               33,352                    33,567
                                                                                --------                ---------

    TOTAL ASSETS                                                            $ 1,519,751               $ 1,838,740
                                                                            ============              ===========

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt                                                         $ 1,354,080               $ 1,298,628
    Current portion of long-term debt                                                 -                   850,000
    Accounts payable (Including $800,003 and $810,178 to                      1,346,734                 1,269,839
       a related party in 2002 and 2001)
    Accrued interest                                                          1,323,886                   927,490
    Accrued salaries                                                          1,892,472                 1,612,472
    Accrued expenses                                                            611,193                   554,435
                                                                              ----------                ---------
        Total Current Liabilities                                             6,528,365                 6,512,864

Long-term debt-less current portion                                           3,271,750                 2,141,609
                                                                              ----------                ---------
        Total Liabilities                                                     9,800,115                 8,654,473
                                                                              ----------                ---------

Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued                                                              -                         -
    Common stock, par value $.001
     per share - 45,000,000 shares authorized; Issued and outstanding -
     28,045,156 shares at June 30, 2002 and 24,970,690 shares at
     June 30, 2001                                                               28,045                    24,971
    Additional paid-in-capital                                                4,839,697                 4,286,082
    Cumulative other comprehensive loss                                        (298,959)                 (299,235)
    Accumulated deficit                                                     (12,849,147)              (10,827,551)
                                                                             ------------              ------------
        Total Stockholders' Deficiency                                       (8,280,364)               (6,815,733)
                                                                             ------------              ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                                             $ 1,519,751               $ 1,838,740
                                                                            ============              ===========

                 See notes to consolidated financial statements

                    SCANTEK MEDICAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the Years Ended June 30,
                                                                 2002                    2001                   2000
                                                                 ----                    ----                   ----
Revenues:
    Net sales                                             $                               $ 21,137              $ 29,775
    License fees                                                         -                       -                59,000
                                                             --------------           ---------------          -------------
                                                                         -                  21,137                88,775
                                                             --------------           ---------------          -------------

Costs and expenses:
    Cost of sales (principally depreciation expense
     of $250,000, $264,000 and $277,000 in 2002,
     2001 and 2000 respectively)                                   250,256                 465,282               537,216


    General and administrative
     expenses                                                    1,018,069               1,152,915             1,699,922
    Research and development                                       280,000                 280,000               286,223
                                                             --------------           ---------------          -------------
                                                                 1,548,325               1,898,197             2,523,361
                                                             --------------           ---------------          -------------

Loss from operations                                            (1,548,325)             (1,877,060)           (2,434,586)
                                                             --------------           ---------------          -------------

Other income (expense):
    Interest and dividends                                               8                      30                   223
    Loss on investment                                             (20,500)                      -                     -
    Gain on sale of marketable
     securities                                                          -                       -                25,007
    Interest expense                                              (452,779)               (511,141)             (417,109)
    Miscellaneous                                                        -                  27,000                10,000
                                                             --------------           ---------------          -------------
                                                                  (473,271)               (484,111)             (381,879)
                                                             --------------           ---------------          -------------

Net loss                                                      $ (2,021,596)           $ (2,361,171)         $ (2,816,465)
                                                             =============            =============         =============

Loss per common share - basic and diluted                          $ (0.08)                $ (0.12)              $ (0.15)
                                                             =============            =============         =============


Weighted average number of common
 shares outstanding - basic and diluted                         26,557,923              20,521,527            18,431,820
                                                             =============              ===========           ==========


                 See notes to consolidated financial statements

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                     Cumulative
                                                                                       Other                             Additional
                                                        Comprehensive  Accumulated  Comprehensive     Common Stock         Paid-In
                                                                                                      ------------
                                             Total      Income (Loss)   Deficit     Income (Loss)  # of Shares  Value      Capital
                                             -----      -------------   -------     -------------  -----------  -----      -------
Balance June 30, 1999                     $(2,364,728)                $(5,649,915) $ (165,885)   18,070,200   $18,070  $ 3,433,002
Sale of common stock (at $.2185 per share)     10,000                                                45,767       46         9,954
Common stock issued for loan
 financing and services rendered
 (issued at $.01 to $.5625 per share)         199,254                                               694,573      694       198,560
Issuance of stock warrants for services
 (issued at $.1875 to $.75 per share)          85,460                                                                       85,460
Net unrealized loss on marketable
 securities                                  (115,380)  $ (115,380)                  (115,380)
Net loss                                   (2,816,465)  (2,816,465)  (2,816,465)
                                                         -----------
   Comprehensive loss                                   $(2,931,845)
                                                         ===========


------------------------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 2000                     (5,001,859)              (8,466,380)     (281,265)   18,810,540   18,810     3,726,976

Common stock issued for loan financing and
 services  rendered (issued at
   $.08 to $.51 per share)                    302,517                                             3,013,900    3,015       299,502
Common stock issued for loan conversion
 (issued at $.10 per share)                    10,000                                               100,000      100         9,900
Sale of common stock (at $.08 to $.20
   per share                                  250,900                                             3,046,250    3,046       247,854
Issuance of stock warrants for services
 (issued at $.07 per share)                     1,850                                                                        1,850
Net unrealized loss on marketable securities  (17,970)    $ (17,970)                   (17,970)
Net loss                                   (2,361,171)   (2,361,171) (2,361,171)
                                                          -----------
   Comprehensive loss                                  $ (2,379,141)
                                                        =============

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                     (6,815,733)               (10,827,551)     (299,235)   24,970,690  24,971     4,286,082

Sale of common stock ($.05 to $.08 per share)  72,000                                                975,000     975        71,025
Common stock issued for loan financing and
  services rendered (issued at $.035
     to $.20 per share)                       159,918                                              2,099,466   2,099       157,819
Issuance of stock warrants for services
   (issued at $.015 to $.07 per share)        324,771                                                                      324,771
Net unrealized gain on marketable securities      276         $ 276                        276
Net loss                                   (2,021,596)   (2,021,596)  (2,021,596)
                                                          -----------
   Comprehensive loss                                   $ (2,021,320)
                                                        =============

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                   $ (8,280,364)             $ (12,849,147)   $ (298,959)   28,045,156 $28,045   $ 4,839,697
                                         =============                ============  ===========   ========== ======== ============

                 See notes to consolidated financial statements

                   SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For The Years Ended June 30,
                                                                --------------------------------------------------------------
                                                                2002                   2001                   2000
                                                                ----                   ----                   ----
Cash flows from operating activities:
    Net loss                                                    $ (2,021,596)          $ (2,361,171)          $ (2,816,465)
Adjustments to reconcile net
 (loss) to net cash
 used in operating activities:
    Depreciation and amortization                                    295,181                367,065                367,065
    Net gain on sale of marketable
     securities                                                            -                      -                (25,007)
    Loss on investment                                                20,500                      -                      -
    Write-off of obsolete inventory                                        -                119,286                      -
    Non-employee stock based
     compensation                                                    158,603                167,600                124,725
    Non-cash officers compensation                                   281,315                136,767                 74,529
    Other non-cash items                                              44,771                      -                 85,460
    Changes in operating assets
     and liabilities                                                 795,836                787,646              1,259,815
                                                                    --------               --------             ---------
       Net Cash Used in
        Operating Activities                                        (425,390)              (782,807)              (929,878)
                                                                    ---------              ---------              ---------

Cash flows from investing activities:
    Proceeds from sale of marketable
     securities                                                            -                      -                298,164
    Purchase and deposits of property
     and equipment                                                         -                      -                (43,500)
                                                                           -                     --                --------
       Net Cash Provided by
        Investing Activities                                               -                      -                254,664
                                                                           -                     --               -------

Cash flows from financing activities:
    Proceeds from borrowings                                         311,460                575,600                473,215
    Proceeds from officer loans                                       58,137                      -                309,413
    Repayment of officer loans                                        (3,759)               (15,000)               (76,084)
    Repayment of notes                                                (7,245)               (25,565)               (43,948)
    Proceeds from sale of common stock                                72,000                250,900                 10,000
                                                                     -------               --------                ------
       Net Cash Provided by
        Financing Activities                                         430,593                785,935                672,596
                                                                    --------               --------               -------

Net Increase (Decrease) in Cash                                        5,203                  3,128                 (2,618)

Cash - beginning of year                                               6,026                  2,898                  5,516
                                                                    --------               --------                --------

Cash - end of year                                                 $  11,229                $ 6,026                $ 2,898
                                                                   =========               ========                =======



                 See notes to consolidated financial statements

                   SCANTEK MEDICAL INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For The Years Ended June 30,
                                                                2002                   2001                   2000
                                                                ----                   ----                   ----
Changes in operating assets and liabilities consist of:
    Decrease (increase) in accounts receivable               $       -               $ 24,000              $ (24,000)
    (Increase) decrease in inventory                           (14,213)                54,205                177,481
    Decrease in prepaid
     expenses                                                        -                  8,511                 75,776
    (Increase) in other assets                                       -                      -                 (8,602)
    Increase in accounts payable
     and accrued expenses                                      810,049                700,930              1,039,160
                                                              --------               ---------            ---------

                                                             $ 795,836              $ 787,646            $ 1,259,815
                                                              ==========             ==========           ===========

Supplementary information:
    Cash paid during the year for:
       Interest                                                 $ 225               $ 18,937               $ 38,583
                                                              ==========            ===========           ===========
       Income Taxes                                             $ 240                  $ 400                  $ 450
                                                              ==========            ===========           ===========

    Non-cash investing activities:
     Unrealized gain (loss) on
      marketable securities                                     $ 276               $(17,970)            $ (115,380)
                                                              ==========            ============          ===========

    Non-cash financing activities:
    Conversion of notes payable to common stock                 $   -               $ 10,000                    $ -
                                                              ==========            ============          ===========
    Common stock issued for loan financing and
     extensions                                             $ 159,918              $ 302,517              $ 199,254
                                                              ==========             ==========            ==========
    Issuance of stock warrants for services
     rendered                                               $ 324,771              $   1,850               $ 85,460
                                                              ==========             ==========            ==========






                 See notes to consolidated financial statements

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

        During the year ended June 30, 1999, the Company's principal operations commenced shipments of the BreastCare(TM)/BreastAlert(TM) device in South America. The Company also regained rights to manufacture and sell BreastCare(TM)/BreastAlert(TM) in the United States of America, Canada and their territories and possessions. See Note 6 of Notes to Consolidated Financial Statements for further information. Accordingly, the Company is no longer considered a development stage enterprise, as it was through June 30, 1998. There is no assurance that commercially successful products will be developed, nor that the Company will achieve a profitable level of operations.

       Basis of Presentation
        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

        The Company has experienced losses during its development stage. Losses and negative cash flows from operations have continued in the current fiscal year and subsequent to June 30, 2002. As of June 30, 2002, the Company has a working capital deficit of approximately $5.5 million.

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

       Use of Estimates
        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       Concentration of Credit Risk
        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions and by policy, in the future, will limit the amount of credit exposure with any one financial institution.

       Inventories
        Inventories are stated at the lower of weighted average cost or market.

       Revenue Recognition
        Revenue is recognized when the BreastCare(TM)/BreastAlert(TM) is shipped and title passes to customers.

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

       Patent Costs

       The costs associated with the acquisition and filings of the United States, French, English, Dutch and other patents have been capitalized. The patents are amortized using the straight-line method over their respective lives, not to exceed ten (10) years. The Company periodically reviews the carrying value of intangible assets and impairments are recognized when the expected future operating cash flows to be derived from such intangible assets is less than their carrying value.

         Income Taxes
          The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax basis of reported assets and liabilities.

          The principal items giving rise to deferred taxes are certain expenses which are not currently deductible for income tax purposes and the future tax benefit of certain net operating loss carry-forward.

         Research and Development
          Research and development costs are expensed as incurred.

         Evaluation of Long-Lived Assets
          Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of June 30, 2002, management concluded that no impairment exists.

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

         Loss Per Share
          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants that, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 16,595,000, 20,056,170 and 14,402,170 for the years ended June 30, 2002, 2001 and
         2000, respectively. During the years ended June 30, 2002, 2001 and 2000, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.


         Fair Value of Financial Instruments
          For financial instruments including cash, amounts due from licensees, accounts payable, accrued expenses and short term debt, it was assumed that the carrying amount approximated fair value because of the short-term nature of these instruments. The fair value of marketable securities is based on quoted market prices. It is not practicable to estimate the fair value of the non-publicly traded long-term debt.

New Accounting Pronouncements
         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective July 1, 2001. The adoption of SFAS 133 has not had a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

         On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing; effective July 1, 2002, goodwill will no longer be subject to amortization.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on July 1, 2003, and management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is planning to adopt SFAS No. 144 for their fiscal year beginning July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on the Company's results of operations or financial position.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


2.       INVESTMENT IN SUBSIDIARIES

(a) In July 1999, the Company organized Scantek Medical do Brazil LTDA, a Brazilian Company and a wholly owned subsidiary, to distribute the BreastCare(TM)/BreastAlert(TM) in Brazil. The subsidiary will manufacture the BreastCare(TM)/BreastAlert(TM) for South America in a proposed production facility in the state of Pernambuco. The facility previously expected to be constructed has been terminated due to non-performance by the Company. During the year ended June 30, 2002 the Company wrote off the land in the amount of $43,500 in connection with the non-performance. See Note 5 of Notes to Consolidated Financial Statements. The Company expects to find a new location and construct a facility during 2003.

(b) In January, 1998, the Company organized a wholly-owned subsidiary, Scantek Medical S.A. Inc., a Uruguayan company, to distribute the BreastCare(TM)/BreastAlert(TM)in South America.

3.       MARKETABLE SECURITIES


                                                            Estimated             Gross                Gross
                                                              Fair              Unrealized          Unrealized
                                           Cost               Value               Gains               Losses
                                     -----------------  ------------------  -------------------  ------------------
June 30, 2002:
  Marketable securities-
   current:
      Common stock                           $ 2,000             $ 3,041              $ 1,041                 $ -
                                             ========            ========             ========           ========
      Warrants                             $ 300,000                 $ -                  $ -            $300,000
                                            =========            ========             ========           ========
June 30, 2001:
  Marketable securities-
   current:
      Common stock                           $ 2,000             $ 2,765                $ 765                 $ -
                                             ========            ========               ======           ========
      Warrants                             $ 300,000     $       -           $             -             $300,000
                                             ========            ========               =======          ========



         Gross realized gains were $-0- in 2002, $-0-in 2001 and $145,912 in 2000. Gross realized losses were $-0- in 2002, $-0- in 2001 and $120,905 in 2000.

 4.INVENTORIES




                                                  June 30,
                                     -----------------------------

                                          2002                2001
                                     ---------           ---------
        Raw materials                $ 562,037           $ 547,824
                                     ----------          ---------
                                     $ 562,037           $ 547,824
                                     ==========          =========



4.       PROPERTY AND EQUIPMENT



                                                                        June 30,
                                                      -----------------------------------------
                                                             2002                  2001
                                                      -------------------   -------------------
        Land                                            $         -              $ 43,500
        Equipment                                         2,014,545             2,014,545
        Furniture and fixtures                               27,489                27,489
        Leasehold improvements                               16,525                16,525
                                                          ----------           ----------
                                                          2,058,559             2,102,059
        Less accumulated depreciation                     1,148,467               853,501
                                                          ----------           ----------
                                                          $ 910,092           $ 1,248,558
                                                          ==========           ==========




         Depreciation expense for the years ended June 30, 2002, 2001 and 2000 was $294,966, $299,458 and $299,458, respectively.

5.       OTHER ASSETS
                                                         June 30,
                                            ------------------------------------
                                                 2002               2001
                                            -----------------  -----------------

Patent costs                                   $ 676,069          $ 676,069
Security deposits                                 33,352             33,352
                                                 -------             ------
                                                 709,421            709,421
Less accumulated amortization                    676,069            675,854
                                                --------            -------
                                                $ 33,352           $ 33,567
                                               =========           ========




6.         HUMASCAN AGREEMENT/SETTLEMENT

         On March 15, 1999 pursuant to a Settlement Agreement ("Agreement") dated as of the 11th day of March 1999, between the Company and HumaScan, Inc. ("HumaScan"), the Company regained the rights to market and sell its BreastCare(TM)/BreastAlert(TM) in the United States and Canada.

          Pursuant to the Agreement, all licensing agreements between the Company and HumaScan, which gave HumaScan the right to manufacture, market and sell the BreastCare(TM)/BreastAlert(TM), were terminated. Pursuant to the original and amended licensing agreements, HumaScan was indebted to the Company for failure to pay license fees, royalties and other sums of money. In exchange for the cancellation of $575,000 of indebtedness due to the Company by HumaScan and for the payment by the Company to HumaScan of an additional $340,000, HumaScan agreed to assign certain special manufacturing equipment, furniture, raw materials, tools, materials, laboratory equipment and inventory of HumaScan for the manufacture of the BreastCare(TM)/BreastAlert(TM). The Company recorded raw materials and finished goods in the amount of approximately $856,000, which represents the fair market value of the inventory received. Equipment with an initial acquisition cost of approximately $2.5 million has been recorded for approximately $59,000, which represents the cost the Company paid HumaScan as part of the Agreement.


7.       LICENSE AGREEMENTS

     a) The Company entered into an exclusive license agreement, dated September 22, 1997, and amended February 18, 1998, with Sandell Corporation S.A. (the "Sandell Agreement"), a Uruguayan corporation, ("Sandell"), pursuant to which the Company granted to Sandell an exclusive license to market and distribute the BreastCare(TM)/BreastAlert(TM) in Brazil, Venezuela, Columbia, Costa Rica, Ecuador, Nicaragua, Paraguay, Panama, Peru, Bolivia, Argentina and Uruguay. The Sandell Agreement was for a term of fourteen (14) years. As of June 30, 1999, upon mutual consent of both parties, the Company terminated its agreement with Sandell. The Company will manufacture, market and distribute the BreastCare(TM)/BreastAlert(TM) throughout the majority of South America through the Company's South American subsidiaries.

     b) In July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market the Company's BreastCare(TM)/BreastAlert(TM)in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard will pay a non-refundable licensing fee of $350,000, of which $59,000 was received as of June 30, 2001, and recorded as income during the year ended June 30, 2000. The purchase price for the BreastCare(TM)/BreastAlert(TM)will range from $10 to $15 per unit - FOB US. The license agreement requires minimum purchases of 5,000 units a month and payments of licensing fees, both of which NuGard is in default. The Company also received common shares equivalent to fifteen (15%) percent of NuGards total outstanding common shares. The shares received have no value and nothing has been recorded. As of June 30, 2002, the Company has not been able to renegotiate the license agreement and no shipments have been made nor monies received which were due on the license agreement.

     c) On April 15, 2000, D-Lanz Development Group, Inc. ("D-Lanz") and the Company entered into an agreement to amend its previous license agreement dated April 29, 1997 and amended June 11, 1999. D-Lanz had a change in control and the License will be assigned to a new corporation, Global Agri-Med Technologies, Inc. ("Global"). The Company agreed to assign and transfer the license to Global, which includes the exclusive license in Chile and Singapore. In addition, the Company has agreed to give Global non-exclusive license extensions to Africa, Korea, and South Asia. Global must receive final clearance from the Company before any participation or distribution can proceed in any city, state, territory or country in the non-exclusive extensions as stated above.


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

8.       DEBT
Short-term debt at June 30, is as follows:





                                                                                     2002                        2001
                                                                            ------------------------      --------------------
           Secured notes, interest at 10% to 12%
            per year, due on demand.
            The loans are secured by inventory,
            receivables and equipment (1)                                          $ 492,500                   $ 330,000

           Unsecured notes, interest
            at 10% to 16% per year, due on demand (2)                                654,323                     890,628

           Unsecured note, interest at 10%,
            due February 2003 (6)                                                    100,000                           -

           Unsecured officer loans, due
            6/30/03, interest at prime plus
            2% (6.75% at June 30, 2002) (3)                                          107,257                      78,000
                                                                                    --------                     ------

                                                                                 $ 1,354,080                 $ 1,298,628
                                                                                 ============                ===========
 Long-term debt at June 30, is as follows:
                                                                                     2002                        2001
                                                                            ------------------------      --------------------
           Secured note due December 31,
            2003, interest at 12% per year.
            The loan is secured by production
            equipment                                                              $ 850,000                 $   850,000

           Secured notes, interest at 10% to 12% per
            year.  The loans are secured by
            equipment. (1)                                                                 -                     150,000

           Unsecured officer loans, due
            December 31, 2003 interest
            at prime plus 2% (6.75% at
            June 30, 2002)  (4)                                                    1,128,684                   1,103,603

           Unsecured notes, interest at 10% per year,
            due December 31, 2003 (2)                                                405,060                           -

           Unsecured notes, interest at prime
            plus 2% (6.75% at June 30, 2002)
            due December 31, 2003 (5)                                                888,006                     888,006
                                                                                    --------                     -------

                                                                                   3,271,750                   2,991,609
           Current portion of long-term
            debt                                                                           -                     850,000
                                                                                   -----------                  -------
                                                                                 $ 3,271,750               $   2,141,609
                                                                                   ============              ===========



          Annual maturities on long-term debt as of June 30, 2002 during the next five years are:

                   Year Ending June 30,
              -------------------------------

                           2003                                     $ 3,764,250
                           2004                                               -
                           2005                                               -
                           2006                                               -
                           2007                                               -
                                                                   -------------
                                                                   $ 3,764,250
                                                                   =============


         (1) The holders of these notes received as additional consideration 135,625 shares of the Company's common stock. For the years ended June 30, 2002, 2001 and 2000 the Company recorded interest expense of $109, $ 6,600 and $20,313, respectively.

          (2) The holders of these notes received as additional consideration 2,377,765 shares of the Company's common stock. For the year ended June 30, 2002, 2001 and 2000 the Company recorded interest and consulting expense in the amount of $26,224, $126,425 and $70,802, respectively.

          (3) The unsecured note payable represents loans made to the Company by the Company's Vice-President and Secretary. Interest expense for the year ended June 30, 2002, 2001 and 2000 amounted to $8,674, $7,536 and $1,223, respectively. Accrued interest at June 30, 2002 and 2001 was $14,292 and $5,618, respectively. In consideration for the loan, the Company issued 45,594 shares of the Company's common stock and recorded additional interest expense in the amount of $1,090, $4,463 and $3,208 for the years ended June 30, 2002, 2001 and 2000.

          (4) The unsecured note payable represents loans made to the Company by Mr. Zsigmond Sagi ("Mr. Sagi"), the Company's president and Chief Executive Officer. Interest expense for the years ended June 30, 2002, 2001 and 2000 amounted to $83,840, $108,800 and $105,452, respectively.
         Accrued interest at June 30, 2002 and 2001 was $340,244 and $256,404, respectively. In consideration for loans, the Company issued 153,585shares of the Company's common stock and recorded additional interest expense in the amount of $225, $34,629 and $32,969 for the years ended June 30, 2002, 2001 and 2000.

          (5) The holder of the note was a corporation controlled by Mr. Sagi. On March 31, 1998, the corporation holding the note dissolved and distributed the note to its five shareholders in equal amounts of $177,601. Two of the five shareholders are executive officers of the Company, including Mr. Sagi and Carlo Civelli, former Vice President of Finance International. The note terms were renegotiated with the lenders with principal payments due December 31, 2000 and interest at prime plus two (2%) percent. The notes have been extended to December 31, 2003. Accrued interest at June 30, 2002 and 2001 was $385,170 and $318,570, respectively. Interest expense for the years, ended June 30, 2002, 2001 and 2000, amounted to $66,600, $88,800 and $88,800, respectively.

         (6) The unsecured note payable was renegotiated on August 20, 2002. The unaffiliated third party advanced an additional $150,000 and, including accrued interest, the new note amounted to $253,206. The note matures on February 20, 2003. The Company is required to make payments of $50,000 per month commencing November 20, 2002 and the balance payable at maturity or, if greater, the Company will pay $0.475 for each unit of the BeastCare devices sold in Brazil for which the Company receives payment.

9.       INCOME TAXES

          At June 30, 2002, the Company had a net operating loss ("NOL") carryforward of approximately $12,000,000 for financial reporting purposes and approximately $7,700,000 for tax purposes. The difference between financial reporting and tax purposes results from the temporary difference caused by the capitalization of start-up expenditures for tax purposes required by Internal Revenue Code Section 195 and the net unrealized losses on marketable securities. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 as the realization of this deferred tax benefit is not more than likely. The tax NOL carryforwards expire in the years 2005 through 2020.

         A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                           Years Ended June 30,
                                                 ----------------------------------------------------------------
                                                       2002                  2001                   2000
                                                 ------------------   --------------------  ---------------------

Tax benefit computed
 at the Federal statutory rate                           $(687,000)            $ (945,000)          $ (1,127,000)
Increase (decrease) in taxes
 resulting from:
Effect of unused tax losses                                687,000               945,000              1,127,000
                                                 ------------------   --------------------  ---------------------

                                                              $ -                    $ -                    $ -
                                                 =================    ===================   =====================

         The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a deferred tax asset and deferred tax liability and their approximate tax effects are:



                                                                                     June 30,
                                               -------------------------------------------------------------------------------------

                                                                   2002                                      2001
                                               -------------------------------------------   --------------------------------------
                                                    Temporary                 Tax              Temporary                Tax
                                                   Difference               Effect            Difference              Effect
                                               --------------------   --------------------   -----------------  --------------------
Net operating
        loss carry-
        forward                                       $ (7,700,000)           $(3,080,000)        $(6,635,000)          $(2,654,000)
       Deferred start-
        up expenses                                     (3,666,000)            (1,466,000)         (3,666,000)           (1,466,000)
       Unrealized (losses)
        on marketable
        securities                                        (299,000)              (120,000)           (299,000)             (120,000)
       Valuation
        allowance                                      11,665,000              4,666,000           10,600,000             4,240,000
                                                       -----------             ----------         -----------            ----------
                                                              $ -                    $ -                 $ -                   $ -
                                                       ===========             ==========         ===========            ==========


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

          All sales attributable to South America of the BreastCare(TM)/BreastAlert(TM) for the year ended June 30, 2000, were to the Company's South American licensee, Sandell Corporation S.A.("Sandell"), a related party, which the Company previously owned 35% of the outstanding shares. Sales of the BreastCare(TM)/BreastAlert(TM) were not recorded by the Company until Sandell shipped the BreastCare(TM)/BreastAlert(TM) to unrelated entities. As of June 30, 1999 the Company terminated its license agreement with Sandell. All sales for the year ended June 30, 2001 were shipped from the United States to one customer in Brazil. Revenues include license fees received by the Company in connection with various arrangements contracted throughout the world. See Note 7 of Notes to Consolidated Financial Statements for further information.




                                          June 30,
                                      -----------------  -----------------   -----------------
                                            2002               2001                2000
                                      -----------------  -----------------   -----------------

Revenues from unrelated entities and countries of Company's domicile:
            United States                          $ -                $ -            $ 59,420
            South America                            -             21,137              24,000
            Ireland                                  -                  -               5,355
                                                    --                 --              -----
                                                  $  -           $ 21,137            $ 88,775
                                           ============       ============        ============
Total Revenues:
            United States                         $ -                $ -             $ 59,420
            South America                           -             21,137               24,000
            Ireland                                 -                  -                5,355
                                                   --                 --              -----
                                                    -             21,137               88,775
     Less: intergeographic
         revenue                                    -                  -                   -
                                                    --                 --                  -
                                                  $ -           $ 21,137            $ 88,775
                                           ===========        ============        ==========
Loss from operations:
            United States                  $(1,432,331)       $(1,510,441)       $(1,880,632)
            South America                     (115,994)          (366,619)          (553,954)
                                              ---------          ---------          ---------
                                           $(1,548,325)       $(1,877,060)       $(2,434,586)
                                           ============       ============        ============
Assets:
            United States                  $ 2,710,448        $ 2,867,192        $ 3,125,614
            South America                        8,389            103,474            118,599
                                           -----------        -----------         ----------
                                             2,718,837          2,970,666          3,244,213
     Less: intergeographic
         eliminations                       (1,199,086)        (1,131,926)          (887,564)
                                            -----------        -----------         ---------
                                          $  1,519,751        $ 1,838,740        $ 2,356,649
                                          ============       ============        ===========
Capital Expenditures:
            United States                          $ -                $ -                $ -
            South America                            -                  -             43,500
                                                    --                 --             ------
                                                  $  -               $  -           $ 43,500
                                          ============       ============        ===========
Depreciation and amortization
     expense:
            United States                    $ 295,180          $ 367,065          $ 367,065
            South America                           -                  -                   -
                                                    --                 --                  -
                                            $ 295,180          $ 367,065           $ 367,065
                                           ============       ============        ===========

         Transfers between geographic areas include raw materials manufactured in the United States, which are shipped to South America to be manufactured into finished products. Loss from operations represents total revenue less operating expenses.

         Identifiable assets are those assets of the Company that are identified with the operation of each geographic area.

11.      STOCK ISSUED FOR SERVICES AND LOAN FINANCING

          For the years ended June 30, 2002, 2001 and 2000, the Company issued 2,099,466, 3,013,900 and 694,573, respectively of the Company's common stock to employees and non-employees as stock-based compensation in the amount of $159,918, $302,517 and $199,254, respectively.

12.      STOCK OPTIONS AND WARRANTS

          The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock options awarded. Had compensation cost for the Company's issuance of stock options and warrants been determined based on the fair value at the grant date for awards in fiscal years ended 2002, 2001 and 2000, consistent with the provision of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro-forma amounts indicated below:



                                                                 June 30,

                                       ------------------------------------------------------------------
                                              2002                   2001                   2000

                                       --------------------   --------------------   --------------------
 Net (loss) - as reported                     $ (2,021,596)          $ (2,361,171)          $ (2,816,465)
 Net (loss) - pro-forma                         (2,219,413)            (2,823,392)            (3,260,223)
 Loss per share - basic
  and diluted - as reported                        $ (0.08)               $ (0.12)               $ (0.15)
 Loss per share - basic
  and diluted -pro-forma                           $ (0.08)               $ (0.14)               $ (0.18)

         The fair value of options and warrants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions issued for grants in 2002, 2001 and 2000, respectively: dividend yield of 0%, expected volatility of 151% to 180%, risk free interest rate of 5.0% and expected lives of 2 1/2 years.

         The Company has granted stock options and warrants as follows:

          (a)  On March 7, 1995, the Company established a Non-Qualified
         Stock Option Plan (the "Plan"), which provides for the granting to key employees stock options. The Plan provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 2002.

          (b) On March 7, 1995, the Company established a Stock Grant Program, which provides for the granting to key employees common stock of the Company. The Stock Grant Program provides for the issuance of up to 500,000 shares, none of which have been registered. No shares have been granted as of June 30, 2002.

         (c) The following options and warrants were granted outside the two March 7, 1995 Plans:

               On May 1, 2002, the Company granted 750,000 warrants to purchase the Company's common stock at an exercise price of $.015 per share, which was below the fair value on the date of grant, to professionals and consultants for services rendered in the amount of $25,597. The warrants are exercisable immediately and expire April 30, 2007.

               On May 1, 2002, the Company granted options to purchase up to 10,000,000 shares of the Company's common stock at an exercise price of $.015, which was below the fair value at the date of grant to the Company's President and Chief Executive Officer. The Company recorded additional compensation expense of $200,000 for the year ended June 30, 2002, which is included in selling, general and administrative expenses. The options are exercisable immediately and expire on April 30, 2007.

               On May 1, 2002, the Company granted options to purchase 4,000,000 shares of the Company's common stock at an exercise price of $.015, which was below the fair value at the date of grant, to the Company's Vice President and Secretary. The Company recorded additional compensation expense of $80,000 for the year ended June 30, 2002, which is included in selling, general and administrative expenses. The options are exercisable immediately and expire April 30, 2007.

               On February 8, 2002, the Company granted 1,050,000 warrants to purchase the Company's common stock at an exercise price of $.035 per share, the fair value on the date of grant, to professionals and consultants for services rendered, in the amount of $35,317. The warrants are exercisable immediately and expire February 6, 2007.

          On April 3, 2001 the Company granted warrants to purchase 550,000 shares of the Company's common stock at an exercise price of $.07 per share, the fair market value at the date of grant to the Company's attorneys and consultants for services rendered charged to general and administrative expenses in the amount of $1,850. The warrants were cancelled on October 8, 2001.

          On April 3, 2001, the Company granted options to three directors totaling 40,000 shares each (120,000 shares) of the Company's common stock at an exercise price of $.07 per share, the fair value at the date of grant. The options are exercisable immediately and expire April 2, 2006.

          On April 3, 2001, the Company granted options to purchase up to 3,392,857 shares of the Company's common stock at an option price of $.07 per share, the fair value at the date of grant, for the conversion of accrued salaries from January 1, 2000 through March 31, 2001 to the Company's President and Chief Executive Officer. The options were cancelled on October 8, 2001.

          On April 3, 2001, the Company granted options to purchase up to 1,606,143 shares of the Company's common stock at an option price of $.07 per share, the fair value at the date of grant, for the conversion of accrued salaries from January 1, 2000 through March 31, 2001 to the Company's Vice President and Secretary. The options were cancelled on October 8, 2001.

          On December 30, 1999 the Company granted warrants to purchase 190,000 shares of the Company's common stock at an exercise price of $.07 per share, the fair value at the date of grant, to the Company's attorneys, for legal services, which were charged to general and administrative expenses, in the amount of $9,728. The warrants are exercisable immediately and expire December 29, 2004.

          On December 30, 1999, the Company granted options to purchase up to 5,428,571 shares of the Company's common stock at an option price of $.07 per share, the fair value at the date of grant, for the conversion of accrued salaries to the Company's President and Chief Executive Officer. The options were cancelled on October 8, 2001.

          On December 30, 1999, the Company granted options to purchase up to 1,428,572 shares of the Company's common stock at an option price of $.07 per share, the fair value at the date of grant, for the conversion of accrued salaries to the Company's Vice President and Secretary. The options were cancelled on October 8, 2001.

          On December 30, 1999, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.07 per share, the fair value at the date of grant, to consultants for financial consulting services rendered, which was charged to general and administrative expense, in the amount of $5,120. The warrants were cancelled on October 8, 2001.

          On December 30, 1999, the Company granted warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $.07 per share, the fair value at the date of grant, to the Company's President and Chief Executive Officer. The warrants were cancelled on October 8, 2001.

          On December 30, 1999, the Company granted warrants to purchase 340,000 shares of the Company's common stock at an exercise price of $.07, the fair value at the date of grant, to the Company's Vice-President and Secretary. Such warrants were cancelled on October 8, 2001.


          On December 30, 1999, the Company granted options to three directors totaling 40,000 shares each (120,000 shares) of the Company's common stock at an exercise price of $.07, the fair value at the date of grant. The options are exercisable immediately and expire December 29, 2004.

          On December 30, 1999, the Company granted warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $.07, the fair value at the date of the grant, to employees of the Company. The warrants were cancelled on October 8, 2001.

         On May 14, 1999, the Company granted 4,375,027 options to officers and employees to purchase the Company's common stock at an exercise price of $.21875 per share, the fair value at the date of grant. The options are exercisable immediately and expire May 14, 2004. On October 8, 2001, 4,275,027 options were cancelled.

         On December 14, 1998 the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.1875 per share, the fair value at the date of grant, to consultants in exchange for professional services rendered which were charged to general and administrative expense, in the amount of $3,981. The warrants were cancelled on October 8, 2001.

         On August 5, 1998, the Company granted options to two directors totaling 40,000 shares each (80,000 shares) of the Company's common stock at an option price of $.5625 per share, the fair value at the date of grant. The options are exercisable immediately and expire August 5, 2003.

         During the year ended June 30, 1998, the Company granted 400,000 warrants to purchase the Company's common stock at exercise prices ranging from $.55 to $1.125, the fair value on the date of grant, to consultants for services rendered, which were charged to general and administrative expenses, in the amount of $27,780. The warrants are exercisable immediately and expire on dates ranging from July 31, 2000 to January 26, 2003. 15,000 warrants on July 31, 2000 and 200,000 warrants were cancelled on October 31, 2001.

          On January 26, 1998, the Company granted options to officers of the Company to purchase a total of 450,000 shares of the Company's common stock at an exercise price of $.55 per share, the fair value at the date of grant. The options were cancelled on October 8, 2001.

          Information regarding the Company's Stock Option Plan and Warrants, for fiscal years ended 2002, 2001 and 2000, is as follows:

                                         2002                          2001                              2000
                                -----------------------------  -------------------------------- ----------------------------------
                                                  Weighted                        Weighted                           Weighted
                                                   Average                         Average                            Average
                                                  Exercise                        Exercise                           Exercise
                                    Shares          Price         Shares            Price           Shares             Price
                                ---------------- ------------  --------------  ---------------- ----------------  ----------------
Options and warrants
 outstanding
 beginning of
 year                                20,056,170       $ 0.11      14,402,170            $ 0.15        6,418,205            $ 0.28
Options and warrants
 exercised                                    -            -               -                 -                -                 -
Options and
 warrants granted                    15,800,000        0.016       5,669,000              0.07        8,957,163              0.07
Options and warrants
 expired /cancelled                 (19,261,170)       (0.12)        (15,000)             1.13         (973,198)             0.48
Options and
 warrants out-
 standing, end
                                    -----------                  -----------                        ----------
 of year                            16,595,000       $ 0.030     20,056,170             $ 0.11      14,402,170             $ 0.15
                                    ===========                  ===========                        ===========


Option and warrants
 price range at
 end of year                    $.015 - $.75                   $.07 to $.75                     $.07 to $1.13
Option and warrants price
 range for exercised
 shares                                -                             -                                 -
Options and warrants
 available for grant              1,000,000                    1,000,000                          1,000,000

Weighted average fair value
 of options and warrants
 granted during the year           $ 0.034                        $ .05                             $ .05

Options and warrants
 granted below fair
 market value                   14,750,000          $ 0.015

The following table summarizes information about fixed-price stock options and warrants outstanding at June 30, 2002:





                                    Weighted
                                    Number              Average            Weighted            Number            Weighted
                                 Outstanding           Remaining            Average         Exercisable           Average
     Range of Exercise           at June 30,          Contractual          Exercise         at June 30,          Exercise
          Prices                     2002                 Life               Price              2002               Price
----------------------------  -------------------  -------------------  ---------------- -------------------  ----------------
       $.015 - $.035                  15,800,000       4.0 years                $ 0.016          15,800,000           $ 0.016
           $.07                          430,000       3.0 years                $ 0.040             430,000           $ 0.090
          $21875                         100,000       1.8 years                $ 0.220             100,000           $ 0.220
          $.5625                         265,000        .4 years                $ 0.690             265,000           $ 0.690
                                        --------                                                   --------

                                      16,595,000                                                 16,595,000
                                      ===========                                                ==========


13.      RELATED PARTY TRANSACTIONS


       (a)On March 31, 1998, SMC Corp. dissolved and distributed the note due from the Company to its five shareholders, including Mr. Sagi and Carlo Civelli. See Number (5) in Note 8 of Notes to Consolidated Financial Statements for further information. The principal amount of the note at June 30, 2002 and 2001 was $177,601 for Mr. Sagi and Mr. Civelli. Interest expense for the year ended June 30, 2002, 2001 and 2000 was $13,320, $17,538 and $17,760 each, for Mr. Sagi and Mr.
          Civelli. As of June 30, 2002 and 2001 accrued interest in the amount of $77,034 and $63,714 was due Mr. Sagi and Mr. Civelli.

       (b)On June 30, 2002, August 1, 2000 and July 1, 1999, the Company issued 6,435, 67,900 and 79,250 shares of the Company's common stock to Mr. Sagi in consideration for loan financing for operations. In connection with the transaction the Company recorded interest expense in the amount of $225, $34,629 and $32,969 for the years ending June 30, 2002, 2001 and 2000, respectively.

(c) On June 30, 2002, August 1, 2001 and July 1, 1999, the Company issued 31,141, 8,750 and 5,703 shares of the Company's common stock to the Company's Vice President and Secretary, in consideration for loan financing for operations. In connection with the transaction the Company recorded interest expense in the amount of $1,090, $4,463 and $3,208 for the years ending June 30, 2002, 2001 and 2000, respectively.

(d)  On December 29, 2000, July 6, 2000, March 8, 2000, December 30, 1999
     and July 1, 1999 the Company issued a total of 25,000 shares of the Company's common stock to a Company director in consideration for loan financing for operations. In connection with the transaction the Company recorded interest expense in the amount of $2,775 and $2,419 for the year ending June 30, 2001 and 2000, respectively.

(e) On July 7, 1999, the Company issued 50,000 shares of the Company's common stock to a former director of the Company as part of his employment agreement. In connection with the transaction the Company recorded compensation expense in the amount of $9,375 for the year ending June 30, 2000.

(f) On July 7, 1999, the Company sold 45,767 shares of the Company's common stock to an officer and director of the Company. The Company received $10,000 net proceeds from the sale. On April 14, 2000, the Company also issued 35,200 shares of the Company's common stock to the same officer and director in exchange for consulting services worth $8,800.

(g) On April 3, 2001, the Company issued 750,000 and 350,000 shares of the Company's common stock to Mr. Sagi and the Company's
     Vice-President/Secretary, respectively for bonuses. In connection with the transaction the Company recorded compensation expense in the amount of $88,000 for the year ended June 30, 2001.

(h) The Company and Zigmed Corporation ("Zigmed") have entered into various agreements. Zigmed is owned and controlled by two sons of Mr. Sagi, who, prior to 1990, owned Zigmed. The Company has contracted with Zigmed to manufacture its sensor production equipment needed for its production centers. The Company sublets warehouse space to Zigmed for $1,970 per month and received $23,148 and $23,640 as rental income from Zigmed for the years ended June 30, 2001 and 2000. The Company has also contracted with Zigmed for the production of the BreastCare(TM)/BreastAlert(TM) sensors. Zigmed provided material, labor and product testing services of $30,000 and $34,748 for the years ended June 30, 2002 and 2001. The Company owes Zigmed approximately $82,000 and $92,000 as of June 30, 2002 and 2001 for labor.

14.      COMMITMENTS AND CONTINGENCIES

         Leases

          The Company leases office and warehousing facilities. Certain of these leases require the Company to pay certain executory costs (such as insurance and maintenance). In June, 1997 the Company signed a three
         (3) year lease for office and warehouse space in Denville, New Jersey and amended its lease on April 15, 1999 to include an additional 6,000 square feet adjacent to its corporate headquarters. The lease was further amended on June 14, 2001 for 7,000 square feet of office and warehouse space and extended through June 14, 2003. The Company also rents office space in Brazil, on a month-to-month basis, costing approximately $350 a month.

          Future minimum lease payments for operating leases are as follows:
                   Years Ending June 30,
                   ---------------------
                  2003                              $120,463
                  2004                               131,032
                  2005                               131,032
                  2006                                21,839
                  2007                                     -
                  Thereafter                               -
                                              --------------
                                                    $404,366

          Rent expense for the years ended June 30, 2002, 2001 and 2000 was approximately $120,000, $126,000 and $104,000, respectively.

         Employment Agreements

               The Company has entered into employment contracts with the two officers/directors of the Company. The agreements all provide the following: base salaries increasing upon certain conditions, incentive bonus plans and severance benefits.

         Production Agreements

               The Company has entered into an amended agreement with Zigmed pursuant to which Zigmed manufactured the sensor production equipment needed for the manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's common stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in September 1996 issued Zigmed 100,000 shares of the Company's common stock (valued at $1.00 per share) against the contract. The manufacturing equipment has been completed and delivered to the Company for use. As of June 30, 2002, the Company owes Zigmed $718,276.

          The Company's Brazilian subsidiary terminated an agreement to construct a 2,550 square meter manufacturing facility in Recife, Pernambuco - Brazil at the new port of Suape due to non-performance by the Company. The Company expects to find a new location and construct a facility during 2003.

          Financial Agreements

          In 2002, the Company's Brazilian subsidiary received notification of a termination of its agreement with a federal program organized to develop the Northeast area of Brazil. The Company's Brazilian subsidiary was approved to receive funding but failed to fulfil certain milestones by December 31, 2001.

          Legal Proceedings

          The Company is a defendant in various legal proceedings seeking claims aggregating approximately $100,000, which has been included in accrued expenses in the Company's financial statements at June 30, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 2, 2002 Wiener, Goodman & Company, P.C., the Company's Independent Public accountants resigned. Wiener, Goodman & Company, P.C. determined that it would be necessary to provide internal accounting services with respect to the Company which it determined would make it inappropriate for it to continue as the Company's Independent Accountants.

     The Company engaged Grassi & Co., CPA's, P.C. as the Company's certifying accountants to audit the financial statements for its fiscal year ending June 30, 2002.

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

                                                      Positions and Officers
                                                       within the Company/
          Name                   Age                   Business Experience
          ----                  -----         ----------------------------------

Zsigmond L. Sagi, Ph.D.          69           President, Chairman of
                                              the Board, and Chief
                                              Executive Officer

Patricia B. Furness              55           Vice President, Corporate
                                              Secretary and Director

Maurice Siegel, Ph.D.            72           Vice President of
                                              Research and
                                              Development and Director

Louis Gottlieb                   74           Vice President of
                                              Corporate Development

Paul Nelson                      72           Director

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

Compliance with 16(a) of the Securities and Exchange Act of 1934

         To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten (10%) percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 2002.

ITEM 10.          EXECUTIVE COMPENSATION

         The following sets forth, for the fiscal years ended June 30, 2002, 2001 and 2000, the annual and long-term compensation paid or accrued of the Company's named officers.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                 Compensation Awards
                                                                                  Securities
Name and                                  Annual Compensation   Underlying
Principal Position               Year         Salary   Bonus      Other          Options/SARs (#) Compensation
------------------               ----         ------   -----      -----          ---------------- ------------

Zsigmond L. Sagi     2002    $190,000         $--         10,000,000       $--
President, Chairman  2001     190,000 $60,000 $--          3,392,857       $--
of the Board, Chief  2000     190,000         $--          6,028,571       $--
Executive Officer

Patricia Furness     2002     90,000         $--           4,000,000       $--
Vice President       2001     90,000  28,000 $--           1,606,143       $--
Secretary and        2000     90,000    --   $--           1,768,572       $--

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

         The following table contains information regarding the grant of stock options during the year ended June 30, 2002 to the named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                   Potential Realizable
                                                    Percent
                            Number of              of Total                                          at Assumed Value
                           Securities             Options/SARs                                            Annual Rates of Stock
                           Underlying              Granted to       Exercise or                             Price Appreciation
                         Options/SARs              Employees        Base Price       Expiration        For Option Term (3)
                                                                                                      -------------------
Name                      Granted (#)                in 2001           ($/sh.)          Date         5%                ($)
----                      -----------                -------           -------          ----         ------          ------
                            10% ($)
Zsigmond
L. Sagi (1)                10,000,000                  71.4 %            $.015     04/30/2007      445,000          562,000

Patricia
Furness (2)                 4,000,000                  28.6 %            $.015     04/30/2007      178,000          224,800




(1) On May 1, 2002 the Company issued 10,000,000 options to purchase the Company's common stock to Mr. Sagi for accrued salaries.

(2) On May 1, 2002 the Company issued 4,000,000 options to purchase the Company's common stock to Ms. Furness for accrued salaries.

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

Option Exercises and Holdings

         The following table sets forth information regarding stock options exercised by the Named Officers during the year ended June 30, 2002, including the aggregate value of gains on the date of exercise. In addition, the following table provides data regarding the number of shares covered by both exercisable and non-exercisable stock options at June 30, 2002. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of existing options and $.07 the closing sale price of the Company's common stock on June 30, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES




                                Realized
                                 Value
                                (Market                               Number of
                                 Price                                Securities                      Value of
              Common               on                            Underlying Unexercised            Unexercised
               Shares            Exercise                                                           In-The-Money
              Acquired          Date Less                         Options/SARs at Year            Options/SARs at Year
              Acquired          Date Less                                 End #                          End $
              on                Exercise                   -------------------------------   -------------------------------
Name          Exercise #        Price) ($)                 Excersiable        Unexercisable   Excersiable      Unexercisable
             -----------       -----------                 -------------  -----------        -------------     -------------

Zsigmond
L. Sagi            -                   --                   10,000,000         --                550,000                 --

Patricia
Furness            -                   --                    4,000,000         --                220,000                 --



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


Title of Class                 Name & Address of            Amount & Nature of          Percent of Class
                               Beneficial Owner             Beneficial Owner
------------------------------ ---------------------------- --------------------------- ----------------------------

Common Stock                   Zsigmond L. Sagi             14,701,002                    37.4 %
                               P.O. Box 307
                               Mountain Lakes, NJ 07046     (2), (3), (4), (5)
------------------------------ ---------------------------- --------------------------- ----------------------------
Common Stock                   361 Acquisition Corp.        2,121,250                     7.3 %
                               885 W. Georgia St. Suite
                               1200
                               Vancouver, BC
                               Canada V6L 3E8
------------------------------ ---------------------------- --------------------------- ----------------------------
Common Stock                   Patricia B. Furness          5,412,594                     16.3 %
                               25 Beechway Road
                               Mountain Lakes, NJ 07046     (6), (7), (8),  (9)
------------------------------ ---------------------------- --------------------------- ----------------------------
Common Stock                   Angela Chen Sabella          2,000,000                       6.8 %
                               853 East Valley Blvd,
                               Suite 200
                               San Garbrial, CA 91776
------------------------------ ---------------------------- --------------------------- ----------------------------
Common Stock                   Louis Gottlieb               646,250                       2.2 %
                               20 N. Central Avenue
                               Valley Stream, NY 11580      (10)
------------------------------ ---------------------------- --------------------------- ----------------------------
Common Stock                   Paul Nelson                  244,500                       .01 %
                               69 Lookout Road
                               Mountain Lakes, NJ 07046     (11)

------------------------------ ---------------------------- --------------------------- ----------------------------
Common Stock                   Maurice L. Siegel            230,967                       .01 %
                               560 W. 43rd Street
                               New York, NY 10036            (12)
------------------------------ ---------------------------- --------------------------- ----------------------------
Common Stock                   All Directors & Officers         21,235,313                  48.8%
                               as a Group (consisting of
                               5 persons)
------------------------------ ---------------------------- --------------------------- ----------------------------
(1) There were 29,255,156 shares of Common Stock outstanding as of October 1,
2002.

(2) Includes 750,000 shares of the Company's Common Stock issued to Mr. Sagi on April 3, 2001 for deferring annual salary.

(3) Includes 10,000,000 shares issuable to Mr. Sagi upon the exercise of options granted on May 1, 2002 for the conversion of accrued salary.

(4) Does not include 45,000 shares of the Company's Common Stock owned by Mr. Sagi's former wife, and 98,500 shares of the Company's Common Stock owned by Mr. Sagi's children and their spouses, as to which Mr. Sagi disclaims beneficial ownership.

(5) Includes 6,435 shares issued on June 30,2002 in connection with financing for the Company.

(6) Includes 10,000 shares owned by Ms. Furness' children, as to which Ms. Furness disclaims beneficial ownership.

(7) Includes 350,000 shares of the Company's Common Stock issued to Ms. Furness on April 3, 2001 for deferring annual salaries.

(8) Includes 4,000,000 shares issuable to Ms. Furness upon the exercise of options granted on May 1, 2002 for the conversion of accrued salary.

(9) Includes 31,441 shares issued to Ms. Furness on June 30, 2002 in connection with financing for the Company.

 (10) Includes 40,000 shares issuable to Mr. Gottlieb upon the exercise of options granted April 3, 2001.

(11) Includes 80,000 shares issuable to Mr. Nelson upon the exercise of options granted on December 30, 1999 and April 3, 2001.

(12) Includes 120,000 shares of the Company's Common Stock, issuable upon the exercise of options granted on August 5, 1998, December 30, 1999 and April 3, 2001 to Mr. Siegel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) The Company and SMC Corp. entered into various agreements with an investment banking firm ("361 Acquisition Corp.") to, among other things, provide financing for the Company in exchange for shares of common stock. In exchange for terminating all prior agreements between 361 and the Company and SMC Corp., the Company issued 621,250 shares of its common stock to 361 representing services valued at approximately $78,000, which was approved by the Board of Directors on March 7, 1995. On March 31, 1998, SMC Corp. dissolved and distributed the note receivable of $888,006 from the Company to its five shareholders in equal amounts of $177,601, including Mr. Sagi (the Company's President and Chief Executive Officer), Carlo Civelli (former Vice President of Finance International of the Company), Kilham Management, Malir Enterprises Corp., and Zurow Investment S.A. The note terms were renegotiated with the lenders with interest at prime plus two (2%) percent. As of June 30, 2002, accrued interest in the amount of $77,034was due Mr. Sagi, of which $13,320 was expensed during the year ended June 30, 2002. The notes have been extended to December 31, 2003.

(b) The Company intends to construct regional production centers throughout the world to manufacture, assemble and market the BreastCare(TM)/BreastAlert(TM). Accordingly, the Company entered into an agreement dated August 25, 1996, as amended, with Zigmed, Inc. ("Zigmed"), a company owned by the two sons of Mr. Zsigmond Sagi; Zigmed, Inc. was owned by Mr. Sagi prior to 1990. Pursuant to such agreement, Zigmed agreed to manufacture the sensor production equipment for such manufacturing centers for the contract price of $1,850,680 plus 100,000 shares of the Company's Common Stock. In August 1996, the Company paid Zigmed an advance deposit of $200,000 to begin production of the manufacturing equipment, and in March 1997 issued Zigmed 100,000 shares of the Company's Common Stock (valued at $1.00 per share) against the contract. As of June 30, 2002, the Company owes Zigmed $718,276.

(c)   The Company and Zigmed have entered into various agreements. The
     Company contracted with Zigmed for the production of the BreastCare(TM)/BreatAlert(TM) sensors. Zigmed provided material, labor and product testing services of $30,000 for the year ended June 30, 2002. The Company owes Zigmed approximately $82,000 as of June 30, 2002 for labor. See Note 13 of Notes to Consolidated Financial Statements for further information.

(d) The Company has borrowed funds from Mr. Zsigmond Sagi, the Company's President and Chief Executive Officer. The promissory note to Mr. Sagi bears interest at prime plus two (2%) percent, 6.75% at June 30, 2002, and is payable on December 31, 2003. The principal amount of the note is $1,128,684 at June 30, 2002. Interest expense for the year ended June 30, 2002 was $83,840.

(e) On June 30, 2002, the Company issued 6,435 shares of Common Stock of the Company to Zsigmond L. Sagi the Company's President and Chief Executive officer pursuant to financing. In connection with the transaction the Company recorded interest expense of $225 for the year ended June 30, 2002.

(f)   The Company has borrowed funds from Ms. Patricia Furness, the
     Company's Vice President and Secretary. The promissory note to Ms. Furness bears interest at prime plus two (2%) percent, 6.75% at June 30, 2002 and is payable on June 30, 2003. The principal amount of the note is $107,257 at June 30, 2002. Interest expense for the year ended June 30, 2002 was $8,674.

(g)   On June 30, 2002 the Company issued Ms. Patricia Furness, the
     Company's Vice-President and Secretary 31,141 shares of Common Stock of the Company pursuant to financing. In connection with the transaction the Company recorded interest expense of $1,090 for the year ending June 30, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following financial statements are filed as part of this Annual Report on Form 10-KSB:

                                                                          Page

         1.  Financial Documents:

         Independent Auditors' Report                                 F-1 - F-3

         Consolidated Balance Sheets, June 30,
         2001 and 2000                                                F-4

         Consolidated Statements of Operations, Years
         Ended June 30, 2001, 2000 and 1999                           F-5

         Consolidated Statements of Stockholders' Deficiency,
         Years Ended June 30, 2001, 2000 and 1999                     F-6

         Consolidated Statements of Cash Flows, Years
         Ended June 30, 2001, 2000 and 1999                           F-7 - F-8

         Notes to Consolidated Financial Statements                   F-9 - F-30

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

Exhibit
Number                                      Title
----------                                 -------

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

     10.35        Subscription Agreement and Promissory Note dated August 20, 2002

     10.36        Compat Comercio Exterior Ltda. Exclusive Distribution Agreement dated August 19, 2002

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

   99.2           Certification  of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley
                  Act of 2002.

   99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    -47-





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

                                                     Date:  October 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ ZSIGMOND L. SAGI
 - --------------------------------------
Zsigmond L. Sagi
President, Chairman of the Board,
Chief Executive Officer
and Director

/s/ PATRICIA B. FURNESS
- --------------------------------------
Patricia B. Furness
Vice President, Corporate Secretary
and Director

/s/ PAUL NELSON
- --------------------------------------
Paul Nelson
Director


/s/ MAURICE SIEGEL
- --------------------------------------
Maurice Siegel
Vice-President and Director