Form 10QSB
period 2002-09-30
SCANTEK MEDICAL INC
filed 2002-11-15
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. to ..............

                        Commission File Number: 000-27592


                              SCANTEK MEDICAL INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                   84-1090126
         (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                      Identification No.)

                  4B Wing Drive, Cedar Knolls, New Jersey 07927   (973) 401-0434
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

         At November 8, 2002, there were 32,471,195 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX


Part I.           Financial Information                                     Page
                                                                            ----

   Item 1.        Financial Statements                                         1

                  Consolidated Balance Sheet as of
                    September 30, 2002 (unaudited)                             2


                  Consolidated Statements of Operations
                    and Comprehensive Loss for the
                    Three Months Ended September
                    30, 2002 and 2001 (unaudited)                          3 - 4

                  Consolidated Statements of Cash Flows
                    For the Three Months Ended September
                    30, 2002 and 2001 (unaudited)                          5 - 6

                  Notes to Consolidated Financial Statements              7 - 11
                     (unaudited)

    Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        12 - 18

    Item 14.      Controls and Procedures                                     19

Part II.          Other Information                                           19
                                                                              19
    Item 1.       Legal Proceedings                                           19
    Item 2.       Changes in Securities
    Item 3.       Defaults Upon Senior Securities                             19
    Item 4.       Submission of Matters to a Vote of Security                 19
                         Holders                                              19
    Item 5.       Other Information                                           19
    Item 6.       Exhibits and Report on Form 8-K                             20

Signatures                                                                    21

PART I.  Financial Information

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following condensed consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

                  The results of operations for the three month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


                             ASSETS
Current Assets:
    Cash                                                                $ 2,527
    Marketable securities                                                 3,041
    Inventories                                                         562,037
                                                                         -------
        Total Current Assets                                            567,605
                                                                         -------

Property and equipment - net                                            823,175
Other assets - net                                                       40,103
                                                                          ------

    TOTAL ASSETS                                                     $ 1,430,883
                                                                     ===========

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt                                                 $ 1,394,960
    Accounts payable (includes $808,803 and
     $800,803 to a related party)                                     1,405,430
    Accrued interest                                                  1,432,644
    Accrued salaries                                                  1,962,472
    Accrued expenses                                                    624,438
                                                                         -------
        Total Current Liabilities                                     6,819,944
                                                                       ---------

Long-term debt                                                        3,360,537
                                                                       ---------
        Total Liabilities                                            10,180,481
                                                                      ----------

Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued                                                      -
    Common stock, par value $.001
     per share - authorized 45,000,000
     shares; outstanding 29,471,195 and
     28,045,156 shares                                                   29,471
    Additional paid-in-capital                                        4,936,233
    Cumulative other comprehensive loss                                (298,959)
    Deficit                                                         (13,416,343)
                                                                    ------------
        Total Stockholders' Deficiency                               (8,749,598)
                                                                     -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                                     $ 1,430,883
                                                                     ===========

                 See notes to Consolidated Financial Statements

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                              2002                    2001
                                                              ----                    ----
     Revenues:
        Net sales                                       $        -             $           -
        License fees                                             -                         -
                                                                 -                         -
                                                                 -                         -
                                                                 -                         -

     Costs and expenses:
        Cost of sales (consisting  of
          depreciation expense)                             66,096                    66,096
        General and administrative
         expenses                                          274,883                   211,339
        Research and development                            70,000                    70,000
                                                           -------                   ------
                                                           410,979                   347,435
                                                          --------                  -------

     Loss from operations                                 (410,979)                 (347,435)
                                                          ---------                 ---------

     Other income (expense):
        Interest expense                                  (156,217)                 (103,101)
                                                          ---------                 ---------

     Net loss                                           $ (567,196)               $ (450,536)
                                                        ===========               ===========

     Loss per common share -
        basic and diluted                                  $ (0.02)                  $ (0.02)
                                                           ========                  ========


     Weighted average number of
      common shares outstanding -
      basic and diluted                                 28,789,026                25,954,024
                                                       ===========                ==========


                 See notes to Consolidated Financial Statements

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                              2002                    2001
                                                              ----                    ----

Net loss                                                         $ (567,196)             $ (450,536)

Other comprehensive income (expense) net of income taxes:

      Unrealized gain on
        marketable securities                                             -                     691
                                                                 ----------              ----------

Comprehensive loss                                               $ (567,196)             $ (449,845)
                                                                 ===========             ===========



                 See notes to Consolidated Financial Statements

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended September 30,
                                                                          --------------------------------
                                                                            2002                      2001
                                                                            ----                      ----
Cash flows from operating activities:
    Net loss                                                            $ (567,196)               $ (450,536)
Adjustments to reconcile net
 loss to net cash used in operating activities:
    Depreciation and amortization                                           72,686                    73,956
    Write off of leasehold improvements                                     14,231                         -
    Non-employee stock based compensation                                   42,752                   103,700
    Non-cash officers compensation                                           7,159                         -
    Other non-cash items                                                    48,051                         -
    Changes in operating assets
     and liabilities                                                       243,948                   178,003
                                                                          --------                  -------
       Net Cash Used in
        Operating Activities                                              (138,369)                  (94,877)
                                                                          ---------                  --------

Cash flows from financing activities:
    Proceeds from borrowings                                               182,760                    12,000
    Proceeds from officer loans                                              2,907                    18,524
    Repayment of officer loans                                                   -                    (1,000)
    Repayment of notes                                                     (56,000)                   (1,245)
    Proceeds from sale of common stock                                          -                     62,000
                                                                                --                    ------
       Net Cash Provided by
        Financing Activities                                               129,667                    90,279
                                                                          --------                   ------

Net decrease in cash                                                        (8,702)                   (4,598)

Cash - beginning of period                                                  11,229                     6,026
                                                                           -------                    -----

Cash - end of period                                                      $  2,527                   $ 1,428
                                                                           ========                  =======

                 See notes to Consolidated Financial Statements

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                     2002                      2001
                                                                     ----                      ----
Changes in operating assets and liabilities consist of:
    (Increase) decrease in other assets                                  $ (6,751)                      $ -
    Increase in accounts payable
     and accrued expenses                                                 250,699                   178,003
                                                                          --------                  -------

                                                                        $ 243,948                 $ 178,003
                                                                        ==========                =========

Supplementary information:
    Cash paid during the period for:
       Interest                                                             $ 328                     $ 225
                                                                            ======                    =====
       Income Taxes                                                         $ 340                     $ 200
                                                                            ======                    =====

Non-cash investing activities:
     Unrealized gain on
      marketable securities                                                   $ -                     $ 691
                                                                              ====                    =====

Non-cash financing activities:
    Common stock issued to officers for
      loan financing                                                        $ 159                       $ -
                                                                            ======                      ===
    Common stock issued for loan financing                                $ 4,275                       $ -
                                                                          ========                      ===
    Issuance of stock options to non-employees                           $ 48,051                   $ 3,700
                                                                         =========                  =======
    Common stock issued for bonuses and
     consulting services                                                  $ 7,000                 $ 100,000
                                                                          ========                =========




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

       2.   BASIS OF PRESENTATION
         The consolidated balance sheet as of September 30, 2002, and the consolidated statements of operations and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         The Company has experienced losses during its development stage. Losses and negative cash flows from operations have continued in the prior fiscal year and subsequent to June 30, 2002. As of September 30, 2002, the Company has a working capital deficit of approximately $6.3 million.

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

       3.   LOSS PER SHARE

          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants that, if exercised, would have a dilutive effect on earnings per share. For the three months ended September 30, 2002 and 2001, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

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


                                                 Three Months Ended
                                                    September 30,
                                            2002                    2001
                                    ---------------------   --------------------
   Total Revenues:
      United States                           $        -             $        -
      South America                                    -                      -
      Less intergeographic
        revenue                                        -                      -
                                                       -                      -
                                              $        -             $        -
                                              ==========               =========
   Loss from operations:
      United States                           $ (376,857)            $ (312,435)
      South America                              (34,122)               (35,000)
                                                 --------               --------
                                              $ (410,979)            $ (347,435)
                                              ===========             ==========





       5. STOCK-BASED COMPENSATION

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

       6. STOCK ISSUED FOR SERVICES AND LOAN FINANCING
            During the three months ended September 30, 2002 and 2001, the Company issued 1,426,039 and 500,000 shares respectively of the Company's common stock to employees and non-employees as stock - based compensation in the amount of $49,911 and $100,000.

       7. STOCKHOLDERS' DEFICIENCY
          a) On November 2, 2002 the Company granted 1,000,000 warrants to non-employees for services performed to purchase the Company's common stock at an exercise price of $.05 per share, the fair market value at the date of grant. The Company recorded expense of $48,051 during the three months ended September 30, 2002 in connection with the issuance of the warrants. The warrants are exercisable immediately and expire on November 1, 2007.


         b) During the three months ended September 30, 2001, the Company sold 775,000 shares of the Company's common stock for $62,000.

       8.  LEGAL PROCEEDINGS

          The Company is a defendant in various legal proceedings seeking claims aggregating approximately $100,000, which has been included in accrued expenses in the Company's financial statements at September 30, 2002.

       9.  RECENT ACCOUNTING PRONOUNCEMENTS
          On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of fiscal 2003, and determined that such test would not impact the Company's goodwill and certain other intangibles since such amounts are fully amortized at September 30, 2002. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142, however, the three months ended September 30, 2001 includes no amortization expense.

          In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on July 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending June 30, 2004. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

          On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of
          Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142.

         Additionally, this statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

         This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

         10.   SUBSEQUENT EVENT

           On November 8, 2002 the Company issued 3,000,000 shares of the Company's common stock in exchange for the reduction of a $45,000 liability for professional fees.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

          The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers; changes in the regulatory and trade environment; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those that are detailed from time to time in the Company's SEC filings.

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

         Results of Operations

          The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:



                                            % Increase (Decrease)
                                              from Prior Period
                                      ----------------------------------
                                             Three Months Ended
                                             September 30, 2002
                                                compared with
                                             Three Months Ended
                                             September 30, 2001
                                      ----------------------------------
    Sales                                                             -
    Cost of sales                                                     -
    General and administrative
      expense                                                      30.1
    Research and development                                          -
    Interest expense                                               51.5
    Net (loss)                                                     25.9

         Three Months Ended September 30, 2002 vs.
          Three Months Ended September 30, 2001


     Revenues

          There were no sales for the three months ended September 30, 2002 and 2001.

     Cost of Sales

          Cost of sales (which consists of depreciation expense) of $66,096 remained the same during the three months ended September 30, 2002 and 2001.

     General and Administrative Expenses

          General and administrative expenses increased 30.1% to $274,883 during the three months ended September 30, 2002 from $211,339 during the three months ended September 30, 2001 due to increases in travel expenses and professional fees attributable to stock options issued for services offset by higher consulting fees in South America in 2001 also attributable to stock options issued for services.

     Interest Expense

          Interest expense increased to $156,217 during the three months ended September 30, 2002 from $103,101 during the three months ended September 30, 2001 primarily due to interest expense on stock issuance for loan financing.

     Research and Development Expense

          Research and development expense of $70,000 remained constant for the three months ended September 30, 2002 and 2001.

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

         Until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company will require financing to fund its current overhead and various capital requirements. As of September 30, 2002, the Company borrowed approximately $2.5 million from unaffiliated third parties. These loans are payable by the Company on various dates through December 31, 2003. In addition, as of September 30, 2002, the Company's President advanced the Company approximately $1.1 million. These loans have supported the Company through the prior and the current fiscal year. The Company expects the cash flow from sales commencing in the fourth quarter of calendar 2002 to cover the operations of the Company through December 2003, provided the Company is successful in raising additional capital to support the operations until cash flows generated for the sales of the BreastCare(TM)/BreastAlert(TM) device commences.

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

          New  Accounting   Pronouncements  On  June  29,  2001,  the  Financial
          Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of fiscal 2003, and determined that such test would not impact the Company's goodwill and certain other intangibles since such amounts are fully amortized at September 30, 2002. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142, however, the three months ended September 30, 2001 includes no amortization expense.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on July 1, 2003. Management believes the effect of implementing this pronouncement will not have a material impact on the Company's results of operations or financial position.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

          In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending June 30, 2004. Management believes that adopting this statement will not have a material effect on the Company's results of operations or financial position.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting this Statement.

          On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of
          Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinion Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statement Nos. 141 and 142.

          Additionally, this statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No.144 requires for other long-lived assets that are held and used.

          This statement became effective on October 1, 2002 and did not have a material impact on the Company's results of operations or financial position.

Item 14.     Controls and Procedures

       Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  Other Information

     Item 1.   Legal Proceedings
          The Company is a defendant in various legal proceedings seeking claims aggregating approximately $100,000, which has been included in accrued expenses in the Company's financial statements at September 30, 2002.

     Item 2.   Changes in Securities
           None

     Item 3.   Defaults Upon Senior Securities
           None.

     Item 4.   Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
           None

     Item 5.   Other Information
           None

     Item 6.   Exhibits and Reports on Form 8-K

       (a)     Exhibits:
               Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) On October 9, 2002 the Company filed a Report of Form 8-K disclosing a change in the Registrant's Certifying Accountants. The former accountants, Wiener, Goodman & Company, P.C. ("Wiener, Goodman"), resigned as the Registrant's certifying accountants, although Wiener, Goodman agreed to provide accounting services on an ongoing basis with respect to the Registrant's books and records.
               During the Registrant's two most recent fiscal years and during the subsequent interim period preceding Wiener Goodman's resignation, the Registrant had no disagreement with Wiener Goodman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Registrant, pursuant to the approval of the Board of Directors of the Registrant, engaged Grassi & Co., CPAs, P.C. as the Registrant's certifying accountants to audit the financial statement of the Registrant for its fiscal year ending June 30, 2002. During the Registrant's two most recent fiscal years and the interim period prior to Grassi & Co.'s engagement as the Registrant's principal accountants, neither the Registrant not anyone on its behalf has consulted Grassi & Co. on either (I) the application of accounting principles to any transaction (completed or proposed) or (ii) the type of audit that might be rendered on the Registrant's financial statements or (iii) any matter that was either the subject of a disagreement or a reportable event as such terms are defined in Item 304 of Regulation S-K.

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



Dated:  November 14, 2002