Form 10QSB
period 2002-12-31
SCANTEK MEDICAL INC
filed 2003-02-19
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002

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

         At January 31, 2003, there were 34,236,195 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX
                                      -----

                                                                     Page
                                                                     ----
Part I.  Financial Information

   Item 1.   Financial Statements                                     1

             Consolidated Balance Sheets as of
              December 31, 2002 (unaudited)                           2

             Consolidated Statements of Operations
              and Comprehensive Loss for the
              Six Months and Three Months Ended
              December 31, 2002 and 2001 (unaudited)                  3-4

             Consolidated Statements of Cash Flows
              For the Six Months Ended December
              31, 2002 and 2001 (unaudited)                           5-6

             Notes to Consolidated Financial Statements
              (unaudited)                                             7-11

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                              12-19

    Item 14. Controls and Procedures                                  20

Part II. Other Information                                            20

    Item 1.  Legal Proceedings                                        20
    Item 2.  Changes in Securities
    Item 3.  Defaults Upon Senior Securities                          20
    Item 4.  Submission of Matters to a Vote of Security
              Holders                                                 20
    Item 5.  Other Information                                        20
    Item 6.  Exhibits and Report on Form 8-K                          21

Signatures                                                            22

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

                  The results of operations for the six and three month period ended December 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                                       2002
                                                                   ------------
                                                                   (Unaudited)
                                     ASSETS

Current Assets:
     Cash                                                         $        475
     Marketable securities                                               2,765
     Inventories                                                       562,037
                                                                  ------------
         Total Current Assets                                          565,277
                                                                  ------------
Property and equipment - net                                           750,489
Other assets - net                                                      18,911
                                                                  ------------
     TOTAL ASSETS                                                 $  1,334,677
                                                                  ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Short-term debt                                              $  1,558,671
     Current portion of long-term debt                               1,255,060
     Accounts payable (includes $815,803
      to a related party)                                            1,444,134
     Accrued interest                                                1,519,406
     Accrued salaries                                                2,032,472
     Accrued expenses                                                  612,105
                                                                  ------------
         Total Current Liabilities                                   8,421,848
                                                                  ------------
Long-term debt                                                       2,020,368
                                                                  ------------
         Total Liabilities                                          10,442,216
                                                                  ------------

Commitments and Contingencies

Stockholders' Deficiency:
     Preferred stock, par value $.001
      per share - authorized 5,000,000
      shares; none issued                                                   --
     Common stock, par value $.001
      per share - authorized 45,000,000
      shares; outstanding 34,236,195  shares                            34,236
     Additional paid-in-capital                                      5,069,168
     Cumulative other comprehensive loss                              (299,235)
     Deficit                                                       (13,911,708)
                                                                  ------------
         Total Stockholders' Deficiency                             (9,107,539)
                                                                  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY                                                  $  1,334,677
                                                                  ============


                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                   Six Months Ended December 31,     Three Months Ended December 31,
                                   -----------------------------     -------------------------------
                                       2002            2001                2002          2001
                                       ----            ----                ----          ----
Revenues:
   Net sales                       $         --    $                   $               $
   License fees                              --              --                                  --
                                   ------------    ------------        ------------    ------------
                                             --              --                  --              --
                                   ------------    ------------        ------------    ------------

Costs and expenses:
   Cost of sales (consisting  of
     depreciation expense)              132,192         134,982              66,096          68,886
   General and administrative
    expenses                            513,643         377,954             238,760         166,615
   Research and development             140,000         140,000              70,000          70,000
                                   ------------    ------------        ------------    ------------
                                        785,835         652,936             374,856         305,501
                                   ------------    ------------        ------------    ------------
Loss from operations                   (785,835)       (652,936)           (374,856)       (305,501)
                                   ------------    ------------        ------------    ------------
Other income (expense):
   Interest and dividends                    --               6                  --               2
   Miscellaneous income                      --              --                  --              --
   Interest expense                    (276,726)       (211,711)           (120,509)       (108,606)
                                   ------------    ------------        ------------    ------------
                                       (276,726)       (211,705)           (120,509)       (108,604)
                                   ------------    ------------        ------------    ------------
Net loss                           $ (1,062,561)   $   (864,641)       $   (495,365)   $   (414,105)
                                   ============    ============        ============    ============
Loss per common share -
   basic and diluted               $      (0.04)   $      (0.03)       $      (0.02)   $      (0.02)
                                   ============    ============        ============    ============
Weighted average number of
 common shares outstanding -
 basic and diluted                   29,881,681      26,146,731          31,718,206      26,339,440
                                   ============    ============        ============    ============


                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                   Six Months Ended December 31,     Three Months Ended December 31,
                                   -----------------------------     -------------------------------
                                       2002            2001                2002          2001
                                       ----            ----                ----          ----


Net loss                           $ (1,062,561)   $   (864,641)       $   (479,617)   $   (414,105)

Other comprehensive income
  (expense) net of income taxes:

 Unrealized loss on
   marketable securities                   (276)             --                (276)           (691)
                                   ------------    ------------        ------------    ------------
Comprehensive loss                 $ (1,062,837)   $   (864,641)       $   (479,893)   $   (414,796)
                                   ============    ============        ============    ============

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                       2002            2001
                                                       ----            ----
Cash flows from operating activities:
     Net loss                                      $(1,062,561)   $  (864,641)
Adjustments to reconcile net
 loss to net cash used in operating activities:
     Depreciation and amortization                     145,372        147,697
     Write off of leasehold improvements                14,231             --
     Non-employee stock based compensation              87,952        131,025
     Non-cash officers compensation                      7,159             --
     Other non-cash items                               48,051             --
     Changes in operating assets
      and liabilities                                  540,773        403,851
                                                   -----------    -----------
         Net Cash Used in
         Operating Activities                         (219,023)      (182,068)
                                                   -----------    -----------
Cash flows from financing activities:
     Proceeds from borrowings                          262,500         94,960
     Proceeds from officer loans                         4,298         31,288
     Repayment of officer loans                         (2,529)        (3,759)
     Repayment of notes                                (56,000)        (6,245)
     Proceeds from sale of common stock                     --         62,000
                                                   -----------    -----------
        Net Cash Provided by
         Financing Activities                          208,269        178,244
                                                   -----------    -----------
Net decrease in cash                                   (10,754)        (3,824)
Cash - beginning of period                              11,229          6,026
                                                   -----------    -----------
Cash - end of period                               $       475    $     2,202
                                                   ===========    ===========

                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Six Months Ended December 31,
                                                       -----------------------------
                                                             2002          2001
                                                             ----          ----
Changes in operating assets and liabilities consist of:
     Decrease in other assets                             $  14,441           --
     Increase in accounts payable
      and accrued expenses                                  526,332      403,851
                                                          ---------    ---------
                                                          $ 540,773    $ 403,851
                                                          =========    =========
Supplementary information:
     Cash paid during the period for:
        Interest                                          $     328          225
                                                          =========    =========
        Income Taxes                                      $     340          200
                                                          =========    =========
Non-cash investing activities:
      Unrealized loss on
       marketable securities                              $    (276)          --
                                                          =========    =========
Non-cash financing activities:
     Common stock issued to officers for
       loan financing                                     $   7,159           --
                                                          =========    =========
     Common stock issued for loan financing               $  42,402        6,405
                                                          =========    =========
     Issuance of stock options to non-employees           $  48,051        7,400
                                                          =========    =========
     Common stock issued for bonuses and
      consulting services                                 $ 138,050    $ 117,220
                                                          =========    =========
     Common stock issued in exchange for debt             $  92,500           --
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

2. BASIS OF PRESENTATION

   The consolidated balance sheet as of December 31, 2002, and the consolidated statements of operations and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all period presented have been made.

   The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

   The Company has experienced losses during its development stage. Losses and negative cash flows from operations have continued in the prior fiscal year and subsequent to June 30, 2002. As of December 31, 2002, the Company has a working capital deficit of approximately $6.5 million.

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

3. LOSS PER SHARE

   Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants that, if exercised, would have a dilutive effect on earnings per share. For the six and three months ended December 31, 2002 and 2001, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

4. SEGMENTS - GEOGRAPHIC AREAS

   The Company does not have reportable operating segments as defined in the Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The method for attributing revenues to individual countries is based on the destination to which finished goods are shipped. The Company operates facilities in the United States and South America. Revenues, when received, include license fees received by the Company in connection with various arrangements contracted throughout the world.

                               Six Months Ended             Three Months Ended
                                 December 31,                   December 31,
                             2002           2001            2002          2001
                           ---------     ----------       ---------    ---------

Total Revenues:
  United States            $      --     $       --              --           --
  South America                   --             --              --           --
  Less intergeographic
   revenue                        --             --              --           --
                           ---------     ----------       ---------    ---------
                           $      --     $       --              --           --
                           =========     ==========       =========    =========

Loss from operations:
  United States            $ 724,713     $ (582,276)      $ 347,856    $ 270,501
  South America               61,122        (70,660)         27,000       35,000
                           ---------     ----------       ---------    ---------
                           $ 785,835     $ (652,936)      $ 374,856    $ 305,501
                           =========     ==========       =========    =========

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

6. STOCK ISSUED FOR SERVICES AND LOAN FINANCING

   During the six months ended December 31, 2002 and 2001, the Company issued 1,991,039 and 1,062,500 shares, respectively, of the Company's common stock to employees and non-employees as stock - based compensation in the amount of $95,111 and $123,625.

7. STOCKHOLDERS' DEFICIENCY

a) On November 2, 2002 the Company granted 1,000,000 warrants to non-employees for services performed to purchase the Company's common stock at an exercise price of $.05 per share, the fair market value at the date of grant. The Company recorded expense of $48,051 during the six months ended December 31, 2002 in connection with the issuance of the warrants. The warrants are exercisable immediately and expire on November 1, 2007.

b) On November 8, 2002 the Company issued 3,000,000 shares of the Company's common stock in exchange for the reduction of a $45,000 liability for professional services.

c) On November 18, 2002 the Company issued 1,200,000 shares of the Company's common stock to non-employees from the exercise of options and warrants in exchange for the reduction of accrued interest of $26,500 and a $21,000 liability for professional services.

d) During the six months ended December 31, 2001, the Company sold 775,000 shares of the Company's common stock for $62,000.

8. LEGAL PROCEEDINGS

   The Company is a defendant in various legal proceedings seeking claims aggregating approximately $100,000, which has been included in accrued expenses in the Company's financial statements at December 31, 2002.

9. RECENT ACCOUNTING PRONOUNCEMENTS

   On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of fiscal 2003, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142, however, the three months ended September 30, 2001 includes no amortization expense.

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

   The Company's Form 10-QSB for the period ending December 31, 2002 was not reviewed on an interim basis by the Company's auditors as required by Statements on Auditing Standards No. 71, "Interim Financial Information".

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

Results of Operations
---------------------

   The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                                 % Increase (Decrease)     % Increase (Decrease)
                                   from Prior Period         from Prior Period
                                 ---------------------     ---------------------
                                   Six Months Ended         Three Months Ended
                                   December 31, 2002         December 31, 2002
                                     compared with             compared with
                                   Six Months Ended         Three Months Ended
                                   December 31, 2001         December 31, 2001
                                 ---------------------     ---------------------

     Sales                                0.0%                      0.0%
     Cost of sales                       -2.1%                     -4.1%
     General and administrative
      expense                            35.9%                     43.3%
     Research and development             0.0%                      0.0%
     Interest expense                    30.7%                     11.0%
     Net (loss)                          22.9%                     16.4%



 SIX MONTHS ENDED DECEMBER 31, 2002 VS.
 --------------------------------------
  SIX MONTHS ENDED DECEMBER 31, 2001
  ----------------------------------

Revenues
--------

   There were no sales for the six months ended December 31, 2002 and 2001.

Cost of Sales
-------------

   Cost of sales (which consists of depreciation expense) decreased 2.1% to $132,192 during the six months ended December 31, 2002 from $134,982 during the six months ended December 31, 2001.

General and Administrative Expenses
-----------------------------------

   General and administrative expenses increased 35.9% to $513,643 during the six months ended December 31, 2002 from $377,954 during the six months ended December 31, 2001 due to increases in travel expenses, rent, outside services and professional fees attributable to stock and stock options issued for services offset by higher consulting fees in 2001 also attributable to stock options issued for services.

Interest Expense
----------------

   Interest expense increased to $276,726 during the six months ended December 31, 2002 from $211,711 during the six months ended December 31, 2001 primarily due to interest expense on stock issuance for loan financing and additional interest on increase in debt.

Research and Development Expense
--------------------------------

   Research and development expense of $140,000 remained constant for the six months ended December 31, 2002 and 2001.

 THREE MONTHS ENDED DECEMBER 31, 2002 VS.
 ----------------------------------------
   THREE MONTHS ENDED DECEMBER 31, 2001
   ------------------------------------

Revenues
--------

   There were no sales for the three months ended December 31, 2002 and 2001.

Cost of Sales
-------------

   Cost of sales (which consists of depreciation expense) decreased 4.1% to $66.096 during the three months ended December 31, 2002 from $68,886 during the three months ended December 31, 2001.

General and Administrative Expenses
-----------------------------------

   General and administrative expenses increased 43.3% to $238,760 during the three months ended December 31, 2002 from $166,615 during the three months ended December 31, 2001 due to primarily the same reasons set forth in the six months analysis.

Interest Expense
----------------

   Interest expense increased to $120,509 during the three months ended December 31, 2002 from $108,606 during the three months ended December 31, 2001 primarily due to interest expense on stock issuance for loan financing and additional interest on increased debt.

Research and Development Expense
--------------------------------

   Research and development expense of $70,000 remained constant for the three months ended December 31, 2002 and 2001.

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

   Until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company will require financing to fund its current overhead and various capital requirements. As of December 31, 2002, the Company borrowed approximately $2.5 million from unaffiliated third parties. These loans are payable by the Company on various dates through December 31, 2003. In addition, as of December 31, 2002, the Company's President advanced the Company approximately $1.1 million. These loans have supported the Company through the prior and the current fiscal year. The Company expects the cash flow from sales commencing in 2003 to cover the operations of the Company through December 2003, provided the Company is successful in raising additional capital to support the operations until cash flows generated from the sales of the BreastCare(TM)/BreastAlert(TM) device commences.

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

   On July 14, 1999, the Company granted an exclusive license to NuGard HealthCare Ltd. ("NuGard"), an Irish Company; to market Scantek's BreastCare(TM)/BreastAlert(TM) device in Ireland and the United Kingdom. Pursuant to the licensing agreement, NuGard is obligated to pay a non-refundable licensing fee of $350,000 in various stages, of which $59,000 was received, and the Company received common shares equivalent to fifteen (15%) percent of NuGard's total outstanding common shares. The purchase price will range from $10 to $15 per unit - FOB US. The licensing agreement requires minimum purchases of 5,000 units a month and payments of licensing fees, both of which NuGard is in default. At the present time the Company has not renegotiated the license agreement.

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

NEW ACCOUNTING PRONOUNCEMENTS

   On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." The major provisions of SFAS No. 141 were as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of fiscal 2003, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Operations do not reflect the effect of SFAS No. 142, however, the three months ended September 30, 2001 includes no amortization expense.

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

Dated: February 19, 2003