Form 10QSB
period 2003-03-31
SCANTEK MEDICAL INC
filed 2003-05-20
CIK 926229

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

YES          NO X
    ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At April 30, 2003, there were 44,977,398 shares of Common Stock, $.001 par value, outstanding.

                              SCANTEK MEDICAL INC.

                                      INDEX
                                      -----


Part I.          Financial Information                                  Page
                                                                        ----

   Item 1.       Financial Statements                                    1

                 Consolidated Balance Sheets as of
                    March 31, 2003 (unaudited)                           2

                 Consolidated Statements of Operations
                    and Comprehensive Loss for the
                    Nine Months and Three Months Ended
                    March 31, 2003 and 2002 (unaudited)                  3

                 Consolidated Statements of Cash Flows
                    For the Nine Months Ended March
                    31, 2003 and 2002 (unaudited)                        4

                  Notes to Consolidated Financial Statements           5 - 11
                    (unaudited)

    Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                           12

    Item 14.        Controls and Procedures                              20

Part II.          Other Information                                      20
                                                                         20
    Item 1.       Legal Proceedings                                      20
    Item 2.       Changes in Securities
    Item 3.       Defaults Upon Senior Securities                        20
    Item 4.       Submission of Matters to a Vote of Security
                     Holders                                             20
    Item 5.       Other Information                                      20
    Item 6.       Exhibits and Report on Form 8-K                        21

Signatures                                                               22

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

             The results of operations for the nine and three month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,
                                                                       2003
                                                                   ------------
                                                                    (Unaudited)
                             ASSETS
Current Assets:
    Cash                                                           $        779
    Marketable securities                                                 2,212
    Inventories                                                         562,037
                                                                   ------------
        Total Current Assets                                            565,028
                                                                   ------------

Property and equipment - net                                            677,803
Other assets - net                                                       18,911
                                                                   ------------

    TOTAL ASSETS                                                   $  1,261,742
                                                                   ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Short-term debt                                                $  1,484,980
    Current portion of long-term debt                                 1,274,560
    Accounts payable (includes $808,303
     to a related party)                                              1,448,594
    Accrued interest                                                  1,626,540
    Accrued salaries                                                  1,967,472
    Accrued expenses                                                    658,217
                                                                   ------------
        Total Current Liabilities                                     8,460,363
                                                                   ------------

Long-term debt                                                        2,119,905
                                                                   ------------
        Total Liabilities                                            10,580,268
                                                                   ------------

Commitments and Contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001
     per share - authorized 5,000,000
     shares; none issued                                                     --
    Common stock, par value $.001
     per share - authorized 45,000,000
     shares; outstanding 44,977,398 shares                               44,977
    Additional paid-in-capital                                        5,312,867
    Cumulative other comprehensive income                                 2,212
    Deficit                                                         (14,678,582)
                                                                   ------------
        Total Stockholders' Deficiency                               (9,318,526)
                                                                   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                                    $  1,261,742
                                                                   ============
                See notes to consolidated financial statements.

                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                    Nine Months Ended March 31,    Three Months Ended March 31,
                                   ----------------------------    ----------------------------
                                        2003            2002           2003             2002
                                        ----            ----           ----             ----
Revenues:
   Net sales                       $         --    $         --    $         --    $         --
   License fees                              --              --              --              --
                                   ------------    ------------    ------------    ------------
                                             --              --              --              --
                                   ------------    ------------    ------------    ------------

Costs and expenses:
   Cost of sales (consisting  of
    depreciation expense)               198,288         201,636          66,096          66,654
   General and administrative
    expenses                            932,709         554,473         294,306         176,519
   Research and development                  --         210,000              --          70,000
                                   ------------    ------------    ------------    ------------
                                      1,130,997         966,109         360,402         313,173
                                   ------------    ------------    ------------    ------------

Loss from operations                 (1,130,997)       (966,109)       (360,402)       (313,173)
                                   ------------    ------------    ------------    ------------

Other income (expense):
   Interest and dividends                    --               8              --               2
   Miscellaneous income                      --              --              --              --
   Interest expense                    (396,438)       (313,651)       (120,220)       (101,940)
                                   ------------    ------------    ------------    ------------
                                       (396,438)       (313,643)       (120,220)       (101,938)
                                   ------------    ------------    ------------    ------------

Net loss                           $ (1,527,435)   $ (1,279,752)   $   (480,622)   $   (415,111)
                                   ============    ============    ============    ============

Loss per common share -
   basic and diluted               $      (0.05)   $      (0.05)   $      (0.01)   $      (0.02)
                                   ============    ============    ============    ============

Weighted average number of
 common shares outstanding -
 basic and diluted                   32,857,889      26,311,385      38,781,255      26,921,523
                                   ============    ============    ============    ============

Net loss                           $ (1,527,435)   $ (1,279,752)   $   (480,622)   $   (415,111)

Other comprehensive income (expense)
     net of income taxes:

      Unrealized loss on
        marketable securities              (829)            691            (553)            691
                                   ------------    ------------    ------------    ------------

Comprehensive loss                 $ (1,528,264)   $ (1,279,061)   $   (481,175)   $   (414,420)
                                   ============    ============    ============    ============


                      SCANTEK MEDICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Nine Months Ended March 31,
                                                              2003           2002
                                                              ----           ----
Cash flows from operating activities:
    Net loss                                              $(1,527,435)   $(1,279,752)
Adjustments to reconcile net
 loss to net cash used in operating activities:
    Depreciation and amortization                             218,058        221,438
    Write off of leasehold improvements                        14,231             --
    Non-employee stock based compensation                      97,547        165,669
    Non-cash officers compensation                              7,212             --
    Other non-cash items                                      135,343             --
    Changes in operating assets
     and liabilities                                          790,979        607,936
                                                          -----------    -----------
       Net Cash Used in
        Operating Activities                                 (264,065)      (284,709)
                                                          -----------    -----------

Cash flows from financing activities:
    Proceeds from borrowings                                  314,000        162,960
    Proceeds from officer loans                                 4,947         55,159
    Repayment of officer loans                                 (9,029)        (3,759)
    Repayment of notes                                        (56,303)        (7,245)
    Proceeds from sale of common stock                             --         72,000
                                                          -----------    -----------
       Net Cash Provided by
        Financing Activities                                  253,615        279,115
                                                          -----------    -----------

Net decrease in cash                                          (10,450)        (5,594)

Cash - beginning of period                                     11,229          6,026
                                                          -----------    -----------

Cash - end of period                                      $       779    $       432
                                                          ===========    ===========

Changes in operating assets and liabilities consist of:
    Decrease in other assets                              $    14,441    $        --
    Increase in accounts payable
     and accrued expenses                                     776,538        607,936
                                                          -----------    -----------
                                                          $   790,979    $   607,936
                                                          ===========    ===========

Supplementary information:
    Cash paid during the period for:
       Interest                                           $       328    $       225
                                                          ===========    ===========
       Income Taxes                                       $       340    $       200
                                                          ===========    ===========

Non-cash investing activities:
     Unrealized loss on
      marketable securities                               $      (829)   $       691
                                                          ===========    ===========

Non-cash financing activities:
    Common stock issued to officers for
      loan financing                                      $     7,212    $        --
                                                          ===========    ===========
    Common stock issued for loan financing                $    55,947    $     6,405
                                                          ===========    ===========
    Issuance of stock options to non-employees            $   135,343    $    42,044
                                                          ===========    ===========
    Common stock issued for bonuses and
     consulting services                                  $    41,600    $   117,220
                                                          ===========    ===========
    Common stock issued in exchange for debt              $   250,000    $        --
                                                          ===========    ===========


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

       2. BASIS OF PRESENTATION

       The consolidated balance sheet as of March 31, 2003, and the consolidated statements of operations and cash flows for the period presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all period presented have been made.

       The financial statements in the Form 10-QSB were not reviewed Company's independent auditors in accordance with Item 310 of Regulation SX.

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

       The Company has experienced losses during its development stage. Losses and negative cash flows from operations have continued in the current fiscal year subsequent to June 30, 2002. As of March 31, 2003, the Company has a working capital deficit of approximately $6.8 million.

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

       3. MARKETABLE SECURITIES

       The Company classifies its investments in equity securities as "available for sale", and accordingly, reflects unrealized gains and losses as a separate component of stockholders' deficiency.

       The fair value of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

       The Company uses professional judgment to determine whether a decline of an available-for-sale instrument is temporary or other than temporary. The Company determines whether the decline in value results from Company-specific events, industry developments, general economic conditions or other reasons. After the general reason for the decline is identified, further determinations are required as to whether those events are likely to reverse and whether that reversal is likely to result in a recovery of the fair value of the investment.

       4. INVENTORIES

       The Company's policy is to reserve or write-off surplus or obsolete inventory. The inventory is reviewed by management for each reporting period.

       5. REVENUE RECOGNITION

       Revenue is recognized when the BreastCare(TM)/BreastAlert(TM) is shipped and title passes to customers.

       Revenue from licensing the BreastCare(TM)/BreastAlert(TM) will be recognized when licensees commence operations and substantial performance has occurred. The Company historically has amended and renegotiated its licensees agreements. Therefore, upon receipt of license fee income in the future, the Company will recognize license fee income over the life of the agreement.

       6. RESEARCH AND DEVELOPMENT

       Research and development costs are expensed as incurred, consisting primarily of salaries of employees in developing the BreastCare(TM)/BreastAlert(TM).

       7. FOREIGN CURRENCY TRANSLATION

       Expenses for the Company's foreign subsidiaries are currently transacted in U.S. dollars. Future revenues will be invoiced and collected in U.S. dollars. The functional currency for the foreign subsidiary is the U.S. dollar. For the nine months ended March 31, 2003 and 2002, there were no foreign exchange gains or losses as all transactions were in U.S. dollars.

       8. LOSS PER SHARE

       Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares outstanding during the year. Potential common shares used in computing diluted earnings per share relate to stock options and warrants that, if exercised, would have a dilutive effect on earnings per share. For the nine and three months ended March 31, 2003 and 2002, potential common shares were not used in the computation of diluted loss per common share, as their effect would be antidilutive.

       9. SEGMENTS - GEOGRAPHIC AREAS

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


                                Nine Months Ended         Three Months Ended
                                    March 31,                  March 31,
                               2003        2002          2003           2002
                               ----        ----          ----           ----
Total Revenues:

   United States          $        --    $      --     $      --     $      --
   South America                   --           --            --            --
   Less intergeographic
    revenue                        --           --            --            --
                          -----------    ---------     ---------     ---------
                          $        --           --            --            --
                          ===========    =========     =========     =========
Loss from operations:
   United States          $(1,060,875)   $(890,449)    $(336,162)    $(308,173)
   South America              (70,122)     (75,660)       (9,000)       (5,000)
                          -----------    ---------     ---------     ---------
                          $(1,130,997)   $(966,109)    $(345,162)    $(313,173)
                          ===========    =========     =========     =========

       10. STOCK-BASED COMPENSATION

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. The Company complied with the additional annual and interim disclosure requirements effective December 31, 2002 and March 31, 2003.

       11. STOCK ISSUED FOR SERVICES AND LOAN FINANCING

       During the nine months ended March 31, 2003 and 2002, the Company issued 2,232,242 and 1,062,500 shares, respectively, of the Company's common stock to employees and non-employees as stock - based compensation in the amount of $104,759 and $123,625. The Company accounts for the services using the fair market value of the services received.

       12. STOCKHOLDERS' DEFICIENCY

       On September 30, 2002, the Company issued 1,426,039 shares of the Company's common stock to officers and non employees for consulting services and loan financing valued at $.035 per share. The Company recorded an expense of $49,911 during the nine months ended March 31, 2003.

       On November 2, 2002, the Company granted 1,000,000 warrants to non-employees for services performed to purchase the Company's common stock at an exercise price of $.05 per share the fair market value at the date of grant. The Company recorded an expense of $48,051 during the nine months ended March 31, 2003 in connection with the issuance of the warrants. The warrants are exercisable immediately and expire on November 1, 2007.

       On November 8, 2002, the Company issued 3,000,000 shares of the Company's common stock in exchange for the reduction of a $45,000 liability for professional services.

       On November 18, 2002, the Company issued 1,200,000 shares of the Company's common stock to non-employees from the exercise of options and warrants in exchange for the reduction of accrued interest of $26,500 and a $21,000 liability for professional services. The Company also issued 565,000 shares of the Company's common stock to non-employees for consulting services and loan financing valued at $45,200.

       On February 20, 2003, the Company issued 10,500,000 shares of the Company's common stock to officers and non-employees from the exercise of options and warrants in exchange for the reduction of accrued wages of $135,000, a liability for professional services of $15,000 and a liability of consulting services of $7,500.

       On March 14, 2003, the Company issued 241,203 shares of the Company's common stock to officers and non-employees for loan financing valued at $9,648.

       On March 31, 2003, the Company expensed $87,292 for warrants granted previously and not yet fully amortized.

       During the nine months ended March 31, 2002 the Company sold 975,000 shares of the Company's common stock for $72,000.

       During the nine months ended March 31, 2002 the Company issued options to purchase shares of the Company's common stock to non-employees. The fair value of the options of $42,044 has been expensed to operations.

                                Nine Months Ended           Three Months Ended
                                     March 31,                  March 31,
                               2003           2002          2003         2002
                               ----           ----          ----         ----
Net loss:
  As reported              $(1,527,435)   $(1,279,752)   $(480,622)   $(415,111)
  Amortization of
  compensation expense         (86,491)            --           --           --
  Proforma                  (1,613,926)    (1,279,752)    (480,622)    (415,111)

Basic and diluted loss
per share:
  As report                $     (0.05)   $     (0.05)   $   (0.01)   $   (0.02)
  Proforma                 $     (0.05)   $     (0.05)   $   (0.01)   $   (0.02)


       13. LEGAL PROCEEDINGS

       The Company is a defendant in various legal proceedings seeking claims aggregating approximately $100,000, which has been included in accrued expenses in the Company's financial statements at March 31, 2003.

       14. RECENT ACCOUNTING PRONOUNCEMENTS

       In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.

       In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on July 1, 2002. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on July 1, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's result of operations or financial position.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

       In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's disclosure requirements.

       In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

         The Company intends to make purchasing decisions principally based upon firm sales orders from customers, the availability and pricing of raw materials and projected customer requirements. Future events that could adversely affect these decisions and result in significant charges to the Company's operations include slow down in customer demand, customers delaying the issuance of sales orders to the Company, miscalculating customer requirements, technology changes which render the raw materials and finished goods obsolete, loss of customers and/or cancellation of sales orders. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the aforementioned assumptions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Even though sales have been minimal, the Company has received a purchase order in Brazil for the BreastCare(TM)/BreastAlert(TM). Based upon the purchase order received, the Company anticipates the entire inventory will be used in calendar 2003.

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

         Results of Operations
         ---------------------

         The following table sets forth for the periods indicated, the percentage increase or (decrease) of certain items included in the Company's consolidated statement of operations:

                              % Increase (Decrease)    % Increase (Decrease)
                                from Prior Period       from Prior Period
                              ---------------------    ---------------------
                                Nine Months Ended       Three Months Ended
                                 March 31, 2003          March 31, 2003
                                 compared with            compared with
                                Nine Months Ended       Three Months Ended
                                  March 31, 2002           March 31, 2002
                              ---------------------    ---------------------

Sales                                    -- %                   -- %
Cost of sales                          (1.7)%                 (0.8)%
General and administrative
  expense                              68.2 %                 66.7 %
Research and development             (100.0)                (100.0)%
Interest expense                       26.4 %                 17.9 %
Net (loss)                             19.4 %                 15.8 %

         NINE MONTHS ENDED MARCH 31, 2003 VS.
         NINE MONTHS ENDED MARCH 31, 2002

         Revenues
         --------

         There were no sales for the nine months ended March 31, 2003 and 2002. The Company expects sales to commence in the last quarter of its fiscal year.

         Cost of Sales
         -------------

         Cost of sales (which consists of depreciation expense) decreased 1.7% to $198,288 during the nine months ended March 31, 2003 from $201,636 during the nine months ended March 31, 2002.

         General and Administrative Expenses
         -----------------------------------

         General and administrative expenses increased 68.2% to $932,709 during the nine months ended March 31, 2003 from $554,473 during the nine months ended March 31, 2002 due to increases in travel expenses, rent, outside services, accrued wages and professional fees attributable to stock and stock options issued for services offset by higher consulting fees in 2002 also attributable to stock options issued for services.

         Interest Expense
         ----------------

         Interest expense increased to $396,438 during the nine months ended March 31, 2003 from $313,651 during the nine months ended March 31, 2002 primarily due to interest expense on stock issuance for loan financing and additional interest on increase in debt.

         Research and Development Expense
         --------------------------------

         Research and development decreased from $210,000 for the nine months ended March 31, 2002 to $-0- for the nine months ended March 31, 2003. The Company fully developed the BreastCare(TM)/BreastAlert(TM) but in the future contemplates to develop other products to market.

         THREE MONTHS ENDED MARCH 31, 2003 VS.
         THREE MONTHS ENDED MARCH 31, 2002

         Revenues
         --------

         There were no sales for the three months ended March 31, 2003 and 2002.

         Cost of Sales
         -------------

         Cost of sales (which consists of depreciation expense) decreased .8% to $66,096 during the three months ended March 31, 2003 from $66,654 during the three months ended March 31, 2002.

         General and Administrative Expenses
         -----------------------------------

         General and administrative expenses increased 66.7% to $294,306 during the three months ended March 31, 2003 from $176,519 during the three months ended March 31, 2002 due to primarily the same reasons set forth in the nine months analysis.

         Interest Expense
         ----------------

         Interest expense increased to $120,220 during the three months ended March 31, 2003 from $101,940 during the three months ended March 31, 2002 primarily due to interest expense on stock issuance for loan financing and additional interest on increased debt.

         Research and Development Expense
         --------------------------------

         Research and development expense decreased from $70,000 for the three months ended March 31, 2002 to $-0- for the three months ended March 31, 2003 due to primarily the same reasons set forth in the nine month analysis.

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

         Until cash flow generated from the shipment of the BreastCare(TM) device is sufficient to support the Company's operations, the Company will require financing to fund its current overhead and various capital requirements. As of March 31, 2003, the Company borrowed approximately $2.7 million from unaffiliated third parties. These loans are payable by the Company on various dates through December 31, 2003. In addition, as of March 31, 2003, the Company's President advanced the Company approximately $1.1 million. These loans have supported the Company through the prior and the current fiscal year. The Company expects the cash flow from sales commencing in 2003 to cover the operations of the Company through December 2003, provided the Company is successful in raising additional capital to support the operations until cash flows generated from the sales of the BreastCare(TM)/BreastAlert(TM) device commences.

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

         Pursuant to the Compat Comercio agreement, the first shipment of 10,000 BreastCare(TM) units will be prepaid and such payments will be deposited into a bank escrow account and will be released when a Brazil government import license is secured. Subsequent shipments will be paid fifty (50%) at the time of request and fifty (50%) percent sixty (60) days later.

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

         ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN 2003
         -----------------------------------------------

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS No.143 did not have a material impact on the Company's results of operations or financial position.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's result of operations or financial position.

         In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company will continue to account for stock-based employee compensation under the recognition and measurement principle of APB Opinion No. 25 and related interpretations. On January 1, 2003 the Company adopted the disclosure provisions of SFAS No. 148.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57,and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's disclosure requirements.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

         Item 14. Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         PART II. Other Information

         Item 1. Legal Proceedings
                 -----------------

         There are several lawsuits against the Company that may have a material impact on the consolidated results of operations or financial condition of the Company.

         Item 2. Changes in Securities
                 --------------------------

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

                 None

         Item 5. Other Information
                 -----------------

                 None

         Item 6. Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a) Exhibits:

                     Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 (b) There were no current reports on Form 8-k filed during the quarter ended March 31, 2003.

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



                                          SCANTEK MEDICAL INC.



                                          By: /s/ Zsigmond L. Sagi
                                              ---------------------------------
                                               Zsigmond L. Sagi, President and
                                               Chief Financial Officer



Dated:  May 20, 2003

I, Zsigmond L. Sagi, certify that

1. I have reviewed this quarterly report on Form 10-Q of Scantek Medical Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

                                       By:  /s/Zsigmond L. Sagi
                                            ------------------------------------
                                              Zsigmond L. Sagi, President and
                                                Chief Financial Officer